Form 10-K
period 2020-12-31
UNICO AMERICAN CORP
filed 2021-03-31
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020	Commission File No. 000-03978

UNICO AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26050 Mureau Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, No Par Value	UNAM	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerator filer,” “accelerator filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer X Smaller reporting company X Emerging growth company___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2020, the last business day of Registrant’s most recently completed second fiscal quarter, was $15,026,506.

1 of 95

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021

Common Stock, no par value per share	5,304,885

Portions of the definitive proxy statement that Registrant intends to file pursuant to Regulation 14(a) by a date no later than 120 days after December 31, 2020, to be used in connection with the annual meeting of shareholders, are incorporated herein by reference into Part III hereof. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

2 of 95

UNICO AMERICAN CORPORATION

3 of 95

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

• substantial historical net losses, which may continue in the future;

• failure to meet minimum capital and surplus requirements;

• vulnerability to climate change and significant catastrophic property loss;

• the impact of the recent coronavirus pandemic;

• ability to adjust claims accurately;

• insufficiency of loss and loss adjustment expense reserves to cover future losses;

• ability to realize deferred tax assets;

• the negative impact of emerging claim and coverage issues;

• ability to accurately underwrite risks and charge adequate premium;

• ability to obtain reinsurance or collect from reinsurers and or losses in excess of reinsurance limits;

• excess underwriting capacity and unfavorable premium rates;

• extensive regulation and legislative changes;

• risk management framework could prove inadequate;

• reliance on subsidiaries to satisfy obligations, including privacy and data protection laws;

• downgrade in financial strength rating or long-term issuer credit rating by A.M. Best;

• changes in interest rates;

• investments subject to credit, prepayment and other risks;

• geographic concentration;

• single operating location;

• reliance on independent insurance agents and brokers;

• insufficient reserve for doubtful accounts;

• litigation;

• enforceability of exclusions and limitations in policies;

• difficulty to acquire necessary data;

• reliance on information technology systems;

• systems damage, failures, interruptions, cyber-attacks and intrusions, or unauthorized data disclosures;

• delays and cost overruns in connection with the upgrade of its legacy information technology system;

• ability to attract, develop and retain employees and maintain appropriate staffing levels;

• insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships

• ability to effectively compete;

• levy assessments by various underwriting pools and programs;

• maximization of long-term value which may sometimes conflict with short-term earnings expectations;

• control by a small number of stockholders;

• difficulty in effecting a change of control or sale of any subsidiaries;

• limited trading of stock;

• changes in accounting standards issued by the Financial Accounting Standards Board;

• changes in federal or state tax laws;

• ability to prevent or detect acts of fraud with disclosure controls and procedures;

• change in general economic conditions;

• dependence on key personnel;

• no assurance of dividend declaration in the future so returns may be limited to stock value;

• significant costs and substantial management time devoted to operating as a public company; and

• failure to maintain effective system of internal controls.

4 of 95

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

PART I

Item 1. Business.

Unico American Corporation is an insurance holding company. Currently, the Company’s subsidiary Crusader Insurance Company (“Crusader”) underwrites commercial property and casualty insurance, the Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provide marketing and various underwriting support services related to property, casualty, health and life insurance, the Company’s subsidiary American Acceptance Company (“AAC”) provides insurance premium financing, the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services, and the Company’s subsidiary U.S. Risk Managers, Inc. (“U.S. Risk”) provides claims adjustment services. Unico American Corporation is referred to herein as the "Company" or "Unico" and such references include both the corporation and its subsidiaries, all of which are wholly owned unless otherwise indicated. Unico was incorporated under the laws of Nevada in 1969. Add U.S. Risk.

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s primary segment, the insurance company operation, and other insurance operations. The insurance company operation is conducted through Crusader, Unico’s property and casualty insurance company. Revenues from insurance company operation and other insurance operations for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020		2019		2018
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company operation	$30,485,161	93.6%	$28,945,799	92.3%	$31,028,500	92.3%

Other Insurance operations
Gross commissions and fees:
Health insurance program commission income	727,515	2.2%	939,689	3.0%	944,755	2.9%
Brokerage fee income	1,006,505	3.1%	1,146,420	3.6%	1,408,592	4.2%
Association operations membership and fee income	93,243	0.3%	90,549	0.3%	76,035	0.2%
Total gross commission and fee income	1,827,263	5.6%	2,176,658	6.9%	2,429,382	7.3%
Finance fees earned	240,589	0.8%	239,524	0.8%	144,925	0.4%
Other income	7,098	—	10,833	—	9,989	—
Total other insurance operations	2,074,950	6.4%	2,427,015	7.7%	2,584,296	7.7%
Total revenues	$32,560,111	100.0%	$31,372,814	100.0%	$33,612,796	100.0%

5 of 95

INSURANCE COMPANY OPERATION

General

The Company’s insurance company operation is conducted through Crusader. Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.9%, 99.9%, and 99.8% of gross written premium (before reinsurance ceded under reinsurance treaties) in 2020, 2019, and 2018, respectively). Crusader underwrites three statutory annual statement lines of business: (1) commercial multiple peril (“CMP”), (2) liability other than automobile and products, and (3) fire. During the years ended December 31, 2020, 2019, and 2018, CMP policies comprised 99.6%, 98.3%, and 98.4% of Crusader’s gross written premium, respectively. CMP policies include both property and liability coverages. Commercial property coverage insures against loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage. However, Crusader does not write earthquake coverage. Commercial liability coverage insures against third party liability from accidents occurring on the insured’s premises or arising out of its operation. In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis which provides either commercial property or commercial liability coverage, but not both. Crusader is domiciled in California; and, as of December 31, 2020, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

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

Adjusting of Claims

Effective April 2020, the management and adjustment of claims of Crusader is managed by U.S. Risk, a subsidiary of the Company and sister corporation of Crusader. U.S. Risk currently manages all of the claims of Crusader with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts as necessary. On April 23, 2020, the California Department of Insurance (“CA DOI”) advised Crusader of its non-disapproval of the move from Crusader’s claims adjusting function to U.S. Risk. U.S. Risk plans to offer claims adjusting services to non-affiliated entities in addition to the claims services provided to Crusader. To date, U.S. Risk is providing claims management services only to Crusader. All claims services being provided by U.S. Risk to Crusader are subject to the ultimate control of Crusader.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium). Reinsurance does not legally discharge Crusader from primary liability under its policies. If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations. Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2020, 2019, and 2018 are as follows:

6 of 95

Loss Year	Reinsurers	A.M. Best Rating	Retention

2020	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2019	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2018	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar years 2020 and 2019, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty. In calendar year 2018, Crusader retained a participation in its excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2020, 2019, and 2018, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

Crusader has no reinsurance recoverable balances in dispute.

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to Crusader’s reinsurers was $8,096,700, $7,220,734, and $6,478,500 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

In 2020, Crusader entered into a 100% Quota Share Agreement with United Specialty Insurance Company (“USIC”) in which Crusader accepted and assumed reinsurance ceded to it by USIC for commercial property and liability insurance written by USIC on a surplus lines basis. The assumed premium ceded to Crusader was $304,030 for year ended December 31, 2020, the assumed losses for the business ceded to Crusader by USIC was $89,204 for the year ended December 31, 2020.

Unpaid Losses and Loss Adjustment Expenses

Crusader maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported losses. When a claim for loss is reported to Crusader, a reserve is established for the expected cost to settle the claim, including estimates of any related legal expense and other costs associated with resolving the claim. These reserves are called “case” reserves. In addition, Crusader also establishes reserves at the end of each reporting period for losses that have occurred but have not yet been reported to Crusader. These incurred but not reported losses are referred to as “IBNR” reserves.

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

7 of 95

Crusader does not discount to a present value the portion of loss and loss adjustment expense reserves expected to be paid in future periods. Federal tax law, however, requires Crusader to discount loss and loss adjustment expense reserves for federal income tax purposes.

In 2020, Crusader experienced a significant increase in loss and loss adjustment expense reserves due to a $9,399,547 strengthening of IBNR reserves.

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

	Year ended December 31
Statutory Accounting Basis:	2020	2019	2018

Net written premium	$28,564,082	$28,650,820	$25,874,020
Statutory surplus	$26,893,515	$46,498,960	$50,148,258
Ratio	1.1 to 1	0.6 to 1	0.5 to 1

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

Regulation

Crusader is regulated by the CA DOI and by the insurance departments of other states in which Crusader is authorized to transact insurance. The insurance departments have broad regulatory, supervisory, and administrative powers over insurers that transact business in their states. These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules, and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premium, losses, and other purposes. The regulations and supervision by the insurance departments are designed principally for the benefit and protection of policyholders of insurance companies and not for the stockholders of the insurance companies or stockholders of the Company. The insurance departments may perform market conduct examinations of Crusader to ensure compliance with applicable laws and regulations with respect to rating, underwriting and claims handling practices. The most recent market conduct examination of Crusader was conducted by the CA DOI and covered Crusader’s rating and underwriting practices in California during the period June 1, 2015, through August 31, 2015.  The examination report was adopted by the CA DOI on January 9, 2017.  All issues identified during the examination were resolved to the satisfaction of the CA DOI and Crusader.  None of the issues identified during the examination had any material effect on Crusader.  The CA DOI also conducts periodic financial examinations of Crusader. During 2017, the CA DOI completed a financial examination of Crusader’s December 31, 2015, statutory financial statements. On June 23, 2017, a report of examination was officially filed and became part of the records of the CA DOI. Crusader has complied with all comments and recommendations identified in the report of examination, and none of the issues in that report of examination had any material effect on Crusader.

8 of 95

Crusader is subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the National Association of Insurance Commissioners and adopted in the California Insurance Code to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

The RBC provides standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for insurance regulators that establish uniform capital levels and specific authority levels for actions when an insurer falls below minimum capital levels. The RBC specifies four distinct action levels at which either the insurance company or its domiciliary regulator must take certain actions. Generally, if a company’s RBC is at the Company Action Level, a heightened level of regulatory supervision will occur. A regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2020, was 278% of the authorized control level RBC.

The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.

LEVEL	TRIGGER	CORRECTIVE ACTION

Company Action Level	Adjusted capital less than 200% of authorized control level or adjusted capital less than 300% accompanied by a combined ratio of 120% or greater	The insurer must submit a comprehensive plan to the insurance commissioner.
Regulatory Action Level	Adjusted capital less than 150% of authorized control level	In addition to above, insurer is subject to examination, analysis and specific corrective action.
Authorized Control Level	Adjusted capital less than 100% of authorized control level	In addition to both of the above, insurance commissioner may place insurer under regulatory control.
Mandatory Control Level	Adjusted capital less than 70% of authorized control level	Insurer must be placed under regulatory control.

Crusader’s adjusted capital was above 200% of the Company Action Level but less than 300% of the Authorized Control Level as of December 31, 2020. That RBC percentage triggered a trend test under the RBC. If the RBC level is greater than 200% but less than 300% and if the combined ratio is greater than 120% for the year most recently ended, a Company Action Level Event is deemed to have occurred. The occurrence of the Company Action Level Event required Crusader to submit an RBC Plan to the CA DOI to address what actions will be taken to correct the conditions that resulted in the Company Action Level Event.

9 of 95

Crusader has submitted to the insurance commissioner of the CA DOI a comprehensive plan to increase the adjusted capital above 300% to resolve the company action level event and is awaiting response from the CA DOI (“RBC Plan”). The CA DOI has sixty days following the submission of an RBC Plan to determine whether the RBC Plan should be implemented or if such plan is unsatisfactory. In the event that the CA DOI finds the RBC Plan to be unsatisfactory, the CA DOI must notify Crusader of proposed revisions that will make the plan satisfactory in the judgment of the CA DOI. In such event, Crusader would be required to submit a Revised RBC Plan to address and incorporate the changes requested by the CA DOI. The CA DOI does have the discretion after notification that an RBC Plan or Revised RBC Plan is unsatisfactory to notify the insurer that a Regulatory Action Level Event has occurred subject to the right of the insurer to request a hearing.

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

In 2020, Crusader was outside the usual value range on the following three of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	126.0%
7 – gross change in policyholders’ surplus	Over 50% or under -10%	-42.0%
8 – change in adjusted policyholders’ surplus	Over 25% or under -10%	-42.0%

For the year ended December 31, 2020, Crusader was outside the usual value range on IRIS ratio 5, 7 and 8 due primarily to Crusader’s statutory net loss of $12,862,588. Crusader’s statutory net loss during the year ended December 31, 2020, was due primarily to increases in IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals resulting from higher estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses.

In 2019, Crusader was outside the usual value range on the following one of the 13 IRIS ratio tests:

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	106.0%

For the year ended December 31, 2019, Crusader was outside the usual value range on IRIS ratio 5 due primarily to Crusader’s statutory net loss of $2,190,703. Crusader’s statutory net loss during the year ended December 31, 2019, was due primarily to adverse development of insured events of prior years.

In 2018, Crusader was outside the usual value range on the following one of the 13 IRIS ratio tests:

10 of 95

IRIS Ratio	Unusual Value	Crusader’s Result

5 – two-year overall operating ratio	Over 100%	113.0%

For the year ended December 31, 2018, Crusader was outside the usual value range on IRIS ratio 5 due primarily to Crusader’s statutory net loss of $453,966. Crusader’s statutory net loss during the year ended December 31, 2018, was due primarily to adverse development of insured events of prior years.

California Insurance Guarantee Association

The California Insurance Guarantee Association (“CIGA”) was created to provide for payment of claims for which insolvent insurers of most casualty lines are liable but which such insurers’ assets as insufficient to satisfy. The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the particular line in the year preceding the assessment by insurers writing that line of insurance in California. Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer. Assessments are recouped through a mandated surcharge to policyholders the year after the assessment. No assessment was made by CIGA for the 2020, 2019, and 2018 calendar years.

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

11 of 95

On January 17, 2019, A.M. Best Company (“A.M. Best”) downgraded Crusader’s Financial Strength Rating (“FSR”) to B++ (Good) from A- (Excellent) and its Long-Term Issuer Credit Rating (“Long-Term ICR”) to “bbb+” from “a-“. The outlook of the FSR was revised at that time to stable from negative while the outlook of the Long-Term ICR remained negative.  The rating downgrades reflected a revision in A.M. Best’s assessment of Crusader’s operating performance to adequate from strong.

On January 30, 2020, A.M. Best affirmed Crusader’s FSR of B++ (Good) and further downgraded Crusader’s Long-Term ICR to “bbb” from “bbb+”. The outlook of the FSR of Crusader remains stable while the outlook of the Long-Term ICR of Crusader was revised to stable from negative.  Also on January 30, 2020, A.M Best downgraded the Long-Term ICR of Unico to “bb” from “bb+”. The outlook of the Long-Term ICR of Unico was revised to stable from negative.

On February 5, 2021, A.M. Best affirmed the FSR of B++ (Good) and Long-Term ICR of “bbb” of Crusader and revised Crusader’s FSR and Long-Term ICR outlooks to negative from stable. Additionally, A.M. Best affirmed the Long-Term ICR of “bb” of Unico and revised Unico’s Long-Term ICR outlook to negative from stable.

According to A.M. Best, the negative outlooks capture A.M. Best’s concerns with Crusader’s declining underwriting performance, the Company’s overall capitalization, and the execution risk associated with implementing strategic operating changes to address these conditions.

The Long-Term ICRs reflect Crusader’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its marginal operating performance, limited business profile and marginal enterprise risk management.

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

The Company does not write policies on properties considered targets of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large scale public facilities. In addition, there is not a high concentration of policies in any one area where increased exposure to terrorist threats exist. Consequently, the Company believes its exposure relating to acts of terrorism is low. Crusader received $56,975, $64,330, and $94,014 in terrorism coverage premium from approximately 5%, 5%, and 6% of its policyholders during the years ended December 31, 2020, 2019, and 2018, respectively. Crusader’s terrorism deductible was $6,791,640, $7,046,682, and $7,799,966 during the years ended December 31, 2020, 2019, and 2018, respectively. Crusader’s 2021 terrorism deductible is $7,252,974.

12 of 95

Data Privacy and Security

The Company may be subject to a range of complicated, diverse, and expanding federal, state, and local laws and regulations governing the collection, use, storage, and transfer of personal information. In California, where the Company is headquartered and conducts business, certain laws such as the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act (“CPRA”), and California Insurance Information Privacy and Protection Act (“IIPPA”) may directly impact the Company’s operations. At the federal level, standards set forth by the Federal Trade Commission (“FTC”), the privacy and security rules under the Gramm-Leach Bliley Act (GLBA), and the privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations may, from time to time, impact the Company depending on the nature of the Company’s operations and the types of suppliers and vendors utilized by the Company.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sells and services CMP business insurance policies for Crusader in California.

As a general agent, this subsidiary markets, rates, underwrites, inspects and issues policies, bills and collects insurance premiums, and maintains accounting and statistical data. Unifax is the exclusive general agent for Crusader. The Company's marketing is conducted through advertising to independent insurance agents and brokers. For its services, the general agent receives a commission (based on the written premium) from the insurance company and, in some cases, a policy fee from the customer. This subsidiary holds licenses issued by the CA DOI and other states where applicable.

Insurance Premium Finance Operation

American Acceptance Corporation (“AAC”), a subsidiary of the Company, is a licensed insurance premium finance company that provides insurance purchasers with the ability to pay their insurance premium on an installment basis. The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured. These notes are paid off by the insured in nine monthly installments and are secured by the unearned premium held by the insurance company. AAC provides premium financing solely for Crusader and assumed USIC policies that are produced by Unifax in California.

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

Claims Management

In March 2020, the Company re-activated its U.S. Risk subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company.

INVESTMENTS

The Company’s Board of Directors approved investment guidelines which reflect the Company’s risk, balance sheet, and profile.

13 of 95

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

14 of 95

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation. AIB markets a variety of health and life insurance products to individuals and groups. These same products are offered by most of the Company’s competitors; thus service, reliability and stability are important to obtain and retain customers.

EMPLOYEES

As of March 31, 2021, the Company employed 76 persons of which 76 are full time employees at its facility located in Calabasas, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

 CONCENTRATION OF RISKS

99.9%, 99.9%, and 99.8% of Crusader’s gross written premium was derived from California during the years ended December 31, 2020, 2019, and 2018, respectively. In 2020, approximately 30% and 56% of the $727,515 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively. In 2019, approximately 39% and 49% of the $939,689 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively. In 2018, approximately 37% and 46% of the $944,755 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

		Year ended December 31
Name of Reinsurer	A.M.Best Rating (1)	2020	2019	2018

Renaissance Reinsurance U.S. Inc.	A+	$11,906,416	$8,095,647	$4,911,922
Hannover Ruck SE	A+	10,673,173	6,869,914	4,142,308
TOA Reinsurance Company of America	A	295,188	438,308	476,101
Other	A	172	7,827	(48)
Total		$22,874,949	$15,411,696	$9,530,283

(1) A.M. Best ratings are as of December 31, 2020.

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

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

The Company has a history of net losses and could continue to incur substantial net losses in the future.

The Company has incurred recurring net losses on an annual basis over the last several years. The Company incurred net losses of $21,491,113, $3,115,703, and $3,169,559 for the years ended December 31, 2020, 2019, and 2018, respectively. Although the Company was able to slightly increase revenues in fiscal year 2020, increases in its expenses significantly outpaced revenue growth, and the Company generated a loss for the year.  To achieve profitability and growth, the Company may need to change certain aspects of its business model.  As such, the Company faces risks, expenses and uncertainties related to its specific business model, as well as those typically encountered by similar companies.  While the Company continues to work towards profitability and growth, it may not realize sufficient revenues or be able to achieve cost reductions to reach that goal.

15 of 95

The principal driver of the Company’s losses to date is its insured losses and loss adjustment expenses associated with insured events by its customers. Establishing adequate premium rates is necessary to generate sufficient revenue to offset losses, loss adjustment expenses and other costs. If the Company does not accurately assess the risks that it underwrites, the premiums that it charges may not be adequate to cover its losses and expenses, which would continue to adversely affect its results of operations and profitability. Moreover, as the Company continues to invest in its business, it expects certain expenses to continue to increase in the near term. Such expenses may occur in the areas of information technology, marketing and advertising, consumer-facing technologies, core insurance operations services and lines of business not presently offered by the Company. These investments may not result in increased revenue or growth in the Company’s business. If the Company fails to manage its losses or to grow its revenue sufficiently to keep pace with its investments and other expenses, its business will be seriously harmed.

Crusader is subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject Crusader to regulatory action.

Crusader is subject to RBC standards and other minimum capital and surplus requirements imposed under applicable laws of its state of domicile. The RBC standards adopted by California and the NAIC require Crusader to report the results of RBC calculations to its domiciliary insurance regulator and the NAIC. If Crusader fails to meet these standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, financial condition, and results of operations.

Crusader’s adjusted capital below 300% as of December 31, 2020, and combined loss ratio in excess of 120% for the year ended December 31, 2020, triggered a Company Action Level Event. Crusader has submitted to the insurance commissioner of the CA DOI a comprehensive plan to increase the adjusted capital above 300% to resolve the Company Action Level Event and is awaiting response from the CA DOI.

Crusader may be adversely affected if it cannot obtain additional capital for its business and operations. The strength of an insurer is measured in large part by is policyholder surplus. Crusader has sustained net losses for several years which have decreased its policyholder surplus. The Company does not have current resources to infuse additional capital into Crusader to increase its policyholder surplus.

The Company’s business is vulnerable to climate change and significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from climate change, natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, fires, sinkholes, war, acts of terrorism, severe winter weather and other natural and man-made disasters. Such events typically increase the frequency and severity of commercial property claims.  Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. In addition, catastrophic events could harm the financial condition of issuers of obligations the Company holds in its investment portfolio, resulting in impairments to these investments, and the financial condition of the Company’s reinsurers, thereby increasing the probability of default on reinsurance recoveries. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company’s business may be adversely affected by the recent coronavirus pandemic.

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

16 of 95

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

The Company’s success may depend on its ability to adjust claims accurately.

Many factors can affect the Company’s ability to adjust claims accurately, including the following:

•	the training, experience, and skill of the Company’s claims representatives,
•	continued access to independent or outside adjusters,
•	the extent of fraudulent or inflated claims and the Company’s ability to recognize and respond to, such claims
•	the claims organization’s culture and the effectiveness of its management, and
•	the Company’s ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions.

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

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to Crusader. If claims exceed the related reserves, the Company may not have sufficient funds available to satisfy all such claims, and in any event, the Company’s operating results and financial condition would be adversely affected. There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims and the volatility of jury awards exacerbate that uncertainty. The difficulty in estimating the loss and loss adjustment expense reserves contributed to adverse development of insured events of prior years in the amount of $7,959,048 which Crusader experienced in 2020. During the twelve months ended December 31, 2020, the Company reevaluated certain assumptions used in its process for estimating loss and loss adjustment reserves due to its experiences in Crusader’s Apartments & Commercial Buildings and Transportation verticals as well as changes in market conditions. This reevaluation resulted in a $9,399,547 increase in Crusader’s IBNR reserves, net of reinsurance, which was a primary contributor to the increase of $12,066,793 in losses and loss adjustment expenses from $22,576,127 recognized for the twelve months ended December 31, 2019 to $34,642,920 recognized for the twelve months ended December 31, 2020. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

17 of 95

Any inability of the Company to realize its deferred tax assets may have a materially adverse effect on the Company’s financial condition and results of operations.

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases, and for tax credits.  The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability, reversal patterns of recorded deferred tax assets and deferred tax liabilities, and capital gain generation. Some or all of the Company’s unused deferred tax assets could expire if the Company is unable to generate taxable income of a sufficient nature in the future to utilize them.

If the Company determines it is more-likely-than-not that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition. In light of the net losses that were generated in recent years, for the twelve months ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080 that, in management’s judgment, are not more-likely-than-not to be realized. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, management’s judgment is required in assessing the possible need for a deferred tax asset valuation allowance.

The Company may be negatively impacted by emerging claim and coverage issues.

As insurance industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. This phenomenon is sometimes referred to as “social inflation.” These or other changes could impose new financial obligations on the Company by extending coverage beyond its underwriting intent or otherwise require the Company to make unplanned modifications to the products and services that the Company provides, or cause the delay or cancellation of products and services that the Company provides. Examples of emerging claims and coverage issues include, without limitation:

•	Judicial expansion of policy coverage and a greater propensity to grant claimants more favorable amounts and the impact of new theories of liability.
•	Plaintiffs targeting property and casualty insurers, including the Company, in purported class action litigation relating to claims-handling and other practices.
•	Social and litigation trends, including higher and more frequent claims, more favorable judgments and legislated increases.
•	Medical developments that link health issues to particular causes, resulting in liability claims.
•	Claims relating to unanticipated consequences of current or new technologies, including cyber security related risks.
•	Claims relating to potentially changing climate conditions.
•	Increased claims due to third party funding of litigation.

In some instances, these changes may not become apparent for some time after the Company has issued insurance policies that are affected by the changes. As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued. For example, social changes and litigation trends have resulted in significantly larger verdicts awarded by juries in recent years in connection with altercations in bars and taverns, and in significantly larger settlements on cases which do not go to trial in connection with tenants-rights, rent-control, property-utilization and property-maintenance laws, as well as other forms of social inflation, and these trends may continue. In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on the Company’s business.

18 of 95

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

The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of Crusader’s reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition. Lack of reasonably priced reinsurance may preclude Crusader from writing certain risks or may reduce Crusader’s underwriting profit due to higher cost of reinsurance, both of which could materially adversely affect its business and financial condition. Ceded reinsurance does not discharge Crusader’s direct obligations under the policies it writes, which exposes Crusader to credit risk with regard to its reinsurance counterparties. Crusader remains liable to its policyholders even if it is unable to make recoveries that it believes it is entitled to under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, which may create timing and liquidity risk. Additionally, any losses in excess of Crusader’s reinsurance limits would remain direct obligations of Crusader and would therefore have a negative impact on the Company’s financial condition and results of operations.

The property and casualty insurance business is historically cyclical in nature, and the Company may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions and other factors.  The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry.  As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels.  Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions.  All of these factors fluctuate and may contribute to price declines generally in the insurance industry.

19 of 95

The Company cannot predict with certainty whether market conditions will improve, remain constant or deteriorate.  Negative market conditions may impair the Company’s ability to underwrite insurance at rates it considers appropriate and commensurate relative to the risk assumed.  If the Company cannot underwrite insurance at appropriate rates, its ability to transact business will be materially and adversely affected.  Any of these factors could lead to an adverse effect on the Company’s business, financial condition and results of operations.

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

20 of 95

The Company’s risk management framework could prove inadequate, which could adversely affect the Company.

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation. This framework includes departments or groups dedicated to risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resource matters, vendor management and internal audit, among others. Many of the processes are overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups. Similarly, with respect to the risks the Company assumes in the ordinary course of its business the Company employs localized as well as centralized risk mitigation efforts. If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

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

On January 17, 2019, A.M. Best downgraded Crusader’s FSR to B++ (Good) from A- (Excellent) and its Long-Term ICR to “bbb+” from “a-“. The outlook of the FSR was revised at that time to stable from negative while the outlook of the Long-Term ICR remained negative.  The rating downgrades reflected a revision in A.M. Best’s assessment of Crusader’s operating performance to adequate from strong.

On January 30, 2020, A.M. Best affirmed Crusader’s FSR of B++ (Good) and further downgraded Crusader’s Long-Term ICR to “bbb” from “bbb+”. The outlook of the FSR of Crusader remains stable while the outlook of the Long-Term ICR of Crusader was revised to stable from negative.  Also on January 30, 2020, A.M Best downgraded the Long-Term ICR of Unico to “bb” from “bb+”. The outlook of the Long-Term ICR of Unico was revised to stable from negative.

On February 5, 2021, A.M. Best Company affirmed the FSR of B++ (Good) and Long-Term ICR” of “bbb” of Crusader and revised Crusader’s FSR and Long-Term ICR outlooks to negative from stable. Additionally, A.M. Best affirmed the Long-Term ICR of “bb” of Unico and revised Unico’s Long-Term ICR outlook to negative from stable.

According to A.M. Best, the negative outlooks capture A.M. Best’s concerns with Crusader’s declining underwriting performance, the Company’s overall capitalization and the execution risk associated with implementing strategic operating changes to address these conditions.

The Long-Term ICRs reflect Crusader’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its marginal operating performance, limited business profile and marginal enterprise risk management.

21 of 95

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

The outlook for the Company’s investment income is dependent on the composition of its investment portfolio, the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are available-for-sale fluctuate with changes in interest rates and cause fluctuations in stockholders' equity.

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

The Company’s insurance business is concentrated in California (99.9% of gross written premium (before reinsurance ceded) in 2020 and 2019). Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance. In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts. Accordingly, the Company could suffer losses as a result of catastrophic events, and such losses could be magnified as a result of its business concentration in California.

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

22 of 95

The exclusions and limitations in the Company’s policies may not be enforceable.

Many of the Company’s policies include exclusions or other conditions that define and limit coverage; these exclusions and conditions are designed to manage the Company’s exposure to certain types of risks and expanding theories of legal liability. In addition, many of the Company’s policies limit the period during which a policyholder may bring a claim under the policy; this period in many cases is shorter than the statutory period under which these claims can be brought by the policyholders. While these exclusions and limitations help the Company assess and control its loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond the Company’s underwriting intent or increasing the number or size of claims, which could have a materially adverse effect on the Company’s operating results. In some instances, these changes may not become apparent for some time after the Company has issued the insurance policies that are affected by the changes. As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued.

The Company may find it difficult to acquire necessary data.

Certain data used and supplied by the Company are subject to regulation at the federal, state, and local level. Compliance with these emerging laws and regulations has not had a material adverse effect on the Company’s operations to date. However, federal, state, and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense, and loss of revenue. The vendors and suppliers of the Company face similar burdens. As a result of these and other factors, the Company may find it financially difficult or burdensome to acquire necessary data.

The Company relies on its information technology systems, and the data within those systems, to manage many aspects of its business. Cybersecurity risks, the failure of these systems to operate properly, and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, including personal identifying information, could result in a materially adverse effect on the Company’s business, reputation, financial condition and results of operations.

The Company collects and retains large volumes of internal and policyholder data, including personal identifying information. The Company uses this information for a variety of business purposes, including but not limited to underwriting, claims, billing, and administration. The Company also collects and retains the personal identifying information of its employees and job applicants. The Company therefore depends on the security, accuracy, reliability, and proper functioning of its information technology systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, job applications, employee management, and maintaining its policyholder data.

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

23 of 95

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

During the first quarter of 2020, the Company concluded an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in one of the Company’s websites. The investigation identified non-public personal information pertaining to approximately 15 individuals that likely were accessed without authorization. These 15 individuals were notified and offered complimentary credit monitoring services, and the vulnerability was remediated. While the incident did not have a material impact on the Company’s business, it increases the risk associated with future incidents, investigations, and lawsuits, particularly the risk of damage to the Company’s reputation.

In conducting its business and delivering its products and services, the Company also uses various third party vendors and service providers. These service providers and the systems they utilize are typically subject to the same types of security-related risks the Company faces. The Company provides certain of these vendors with data, including non-public personal identifying information. There is no guarantee that the Company’s due diligence or ongoing vendor oversight will be sufficient to ensure the integrity and security of the systems used by these vendors or the protection of information that resides thereon. Adverse consequences for the Company in the event of a significant event involving the systems of its vendors or the information provided to the vendors, among others, could delay the Company’s delivery of products and services, result in a direct or indirect financial loss, and/or result in loss of business and/or reputational damage.

Certain laws and contracts the Company has entered into require it to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures, including those of the Company’s service providers. These notifications can result, among other things, in the loss of customers, lawsuits, adverse publicity, diversion of management’s time and energy, the attention of regulatory authorities, fines and disruptions in sales. If the Company or its service providers fail to comply with applicable regulations and contractual requirements, the Company could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

Any inability to prevent or adequately respond to the issues described above could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, otherwise harm its reputation and/or result in financial losses, litigation, increased costs or other adverse consequences that could be material to the Company.

Data privacy and security laws and regulations are continuing to change.

The legal and regulatory environment in the United States governing data privacy and security is becoming increasingly complex, and continues to evolve. An increasing number of federal and state laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and otherwise processing of personal data, including HIPAA, HITECH, the GLBA, the CCPA, CPRA, and IIPPA. The effects of these laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company. The Company has, and continues to incur costs to comply with these laws and to respond to inquiries about its compliance with the same. Maintaining compliance with applicable data privacy and security laws and regulations may increase the Company’s operating costs and adversely impact its ability to market products and service policyholders. Any inability to prevent or adequately respond to these legal and regulatory challenges could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, otherwise harm its reputation and/or result in financial losses, litigation, increased costs, or other adverse consequences that could be material to the Company.

24 of 95

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

The Company must hire and train new employees and retain current employees to handle its operations. The failure of the Company to successfully hire and retain a sufficient number of skilled employees could have an adverse effect on the Company’s business. In the third quarter of 2020, the Company’s management team underwent significant changes, including the retirement of its former Chairman of the Board, Chief Executive Officer and President, who was replaced by Ronald Closser as the Interim Chairman of the Board, Chief Executive Officer and President. Upon the end of the term of Ronald Closser’s employment agreement in the first quarter of 2021, Michael Budnitsky was appointed as the Interim Chief Executive Officer and President. If the Company is unsuccessful in hiring and retaining a permanent Chief Executive Officer and President, as well as other key employees, the resulting disruption could have a significant adverse effect on the Company’s operations.

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

25 of 95

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

RISKS RELATED TO THE COMPANY’S STOCK

The Company’s primary goal is to maximize the long-term value of the enterprise which may sometimes conflict with short-term earnings expectations.

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

26 of 95

GENERAL RISK FACTORS

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

The Company cannot assure you that it will declare or pay dividends on its common shares in the future so any returns may be limited to the value of its stock.

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of its business and does not anticipate declaring or paying any cash dividends for the foreseeable future.  Any return to shareholders will therefore be limited to appreciation in value of their stock, if any.

27 of 95

In addition, any determination to declare or pay future dividends to the Company’s shareholders will be at the discretion of the Company’s Board and will depend on a variety of factors, including (1) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of expenses and its expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon the Company’s financial strength ratings and (6) any other factors that the Board deems relevant.

The Company incurs significant costs as a result of operating as a public company, and its management is required to devote substantial time to related compliance initiatives.

As a public company, the Company incurs significant legal, accounting and other expenses that it did not incur as a private company.  In addition, the Company is subject to the reporting requirements of the Exchange Act, which require, among other things, that it files with the SEC, annual, quarterly and current reports with respect to its business and financial condition.  The Company is also subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which imposes significant compliance obligations upon it.

The Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies.  Our efforts to comply with these laws, regulations and standards have increased the Company’s operating costs and may divert management’s time and attention from revenue-generating activities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On September 26, 2013, Crusader purchased land and a two-story building located at 26050 Mureau Road, Calabasas, California (the “Headquarters”). The Company moved its home office to this location on October 9, 2015, and has been occupying the building through the present time. On February 12, 2021, Crusader sold the Headquarters, the leasehold improvements and substantially all existing furniture, fixtures and equipment to a third party for a sale price of $12,695,000, and leased back a portion of the Headquarters for continued use as the Company’s home office.

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

28 of 95

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Global Market under the symbol "UNAM." As of March 31, 2021, the number of shareholders of record of the Company's common stock was 179. That number does not include beneficial owners of the Company’s common stock held in the name of nominees.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2020 and 2019, respectively. The Company considers its profitability, cash requirements, capital requirements, general business conditions and other factors prior to the declaration of cash dividends.

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program is effective immediately and replaces the Company’s existing share repurchase program that was adopted by the Board on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. During the three months ended December 31, 2020, the Company repurchased its shares under the 2020 Program in unsolicited transactions as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program
Period
October 1 – 31, 2020	—	—	—	$4,996,721
November 1 – 30, 2020	—	—	—	4,996,721
December 1 – 31, 2020	227	$5.35	227	4,995,507
Total	227	$5.35	227	$4,995,507

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,507 of the currently outstanding shares of the Company’s common stock as of December 31, 2020. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this Item.

29 of 95

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

Total revenues for the year ended December 31, 2020, were $32,560,111 compared to $31,372,814 for the year ended December 31, 2019, an increase of $1,187,297. The Company’s net loss for the year ended December 31, 2020 was $21,491,113 compared to net loss of $3,115,703 for the year ended December 31, 2019.

Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings vertical and growth in the Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in market conditions, caused Crusader’s management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves. This reevaluation resulted in a $9,399,547 increase in Crusader’s IBNR reserves, net of reinsurance, which was a primary contributor to the $12,066,793 increase in losses and loss adjustment expenses of $34,642,920 recognized for the twelve months ended December 31, 2020 compared to $22,576,127 recognized for the twelve months ended December 31, 2019.

Another significant contributor to the Company’s increased net loss for the year ended December 31, 2020 was an increase in income tax expense of $3,681,785 during the twelve months ended December 31, 2020, due primarily to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects and risks. It is not all inclusive and is meant to be read in conjunction with the entirety of the MD&A, the Company's consolidated financial statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.

As a result of the ongoing coronavirus (“COVID-19”) pandemic, economic uncertainties have arisen, which negatively impacted and may continue to negatively impact the fair value of investments, day to day administration of the Company’s business and the Company’s results of operations, financial condition and prospects.

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the twelve months ended December 31, 2020, and the economic uncertainty caused by the pandemic may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

30 of 95

Although the COVID-19 pandemic did not have a material impact on Crusader’s overall gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) during the twelve months ended December 31, 2020, Crusader has experienced a decrease in new business submissions and renewals related to the pandemic in its Bars/Taverns market sector niche as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which had adversely impacted the gross written premium for that niche.

Crusader has received a number of coronavirus-related business interruption claims. While the Company does not believe it is exposed to substantial risk from those claims under the insurance policies written by Crusader, the individual circumstances of each such claim are reviewed to fulfill Crusader’s obligation to its policyholders if coverage applies. Further, there may be impacts to the timing of loss emergence and ultimate loss ratios for certain of Crusader’s products due to postponements of civil court cases, extensions of various statutes of limitations, changes in settlement trends and other new legislative, regulatory or judicial developments, which could result in loss reserve deficiencies and negative impact on results of operations.

The Company’s financial results for the twelve months ended December 31, 2020, do not fully reflect the potential adverse impacts that the ongoing coronavirus pandemic has had or will have on its business due to a high degree of uncertainty around this relatively new and continuously evolving environment. The financial impact of these uncertainties is unknown at this time but could result in a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

While the coronavirus pandemic is also affecting the Company’s internal operations, the Company implemented a plan at the onset of the COVID-19 pandemic to help its operations continue effectively during the ongoing pandemic, including processes to limit the spread of COVID-19 among employees. For example, the Company modified its business practices in accordance with social distancing and safety guidelines, allowing many employees work-from-home arrangements, flexible work schedules, and restricted business travel. The Company’s employees are following the guidelines and approximately 75% are working from their homes. The Company will follow governmental safety guidelines to determine when to remove the coronavirus-related business restrictions and to allow employees working from home to return to the workplace. At this point, the Company does not have an estimate on when these changes will occur. While the pandemic has created new challenges for the Company, the Company’s ability to maintain its operations, internal controls and relationships has not been adversely affected.

The Company’s financial performance suffered in recent years, reporting net losses for each fiscal year beginning with the year ended December 31, 2015. While losses in recent years have been driven primarily by losses from Crusader’s policies and their high loss ratios, management believes that other contributing factors include (1) the growth of some of the Company’s non-routine expenses relative to flat or declining revenues, (2) the failure to replace or upgrade the Company’s legacy IT system in order to process Crusader’s smaller premium accounts more efficiently, and (3) the failure to shift focus to larger premium accounts and fee-for-service operations.

In light of the challenges faced and operational results, the Company has taken several steps to improve its results. To improve Crusader's loss ratios, beginning in January 2017, the Company made significant changes in its staffing and in its pricing and risk selection practices. To improve revenues the Company is working to improve its sales in the markets that it has historically served, to gain access to markets that it has not previously served, and to generate new sources of revenue on a fee-for-service basis. For example, the Company also re-activated its U.S. Risk Managers, Inc. subsidiary so that it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company.

On April 1, 2020, Crusader and Unifax, entered into a reinsurance arrangement with United Specialty Insurance Company (“USIC”), pursuant to which USIC would underwrite property and casualty insurance policies by and through Unifax and such policies would be reinsured by Crusader. On September 2, 2020, the Company placed a moratorium on placing any new risks with USIC by Unifax pending negotiations among Crusader, Unifax, and USIC pursuant to the issues raised by the DOI regarding the structure of the reinsurance arrangement and its compliance with the California Insurance Holding Company System Act (the “Insurance Act”).

31 of 95

On November 24, 2020, as a result of such negotiations with the DOI, Crusader, Unifax and USIC agreed to rescind certain agreements by and among USIC, Crusader and Unifax. The effect of such rescissions was that the rescinded agreements were deemed never to have existed and no insurance policies were deemed issued, and no premium deemed written, collected or reported with respect to those agreements. Further, on November 24, 2020, the parties entered into various restructured arrangements in order to address the issues raised by the DOI with respect to California insurance laws. In particular, the parties eliminated all intercompany duties so that the arrangement would not require prior approval by the DOI under the Insurance Act. Details of the restructured arrangements with USIC include the following:

  On November 24, 2020, USIC and Crusader entered into a new Quota Share Reinsurance Agreement, effective April 1, 2020, (the “New Reinsurance Agreement”), pursuant to which Crusader will reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax for property, general liability, CMP property, CMP liability and other miscellaneous coverages, subject to certain maximum policy limits. Policies placed with USIC by Unifax and reinsured with Crusader prior to November 24, 2020 remain in place without interruption or change and are subject to the New Reinsurance Agreement.

  On November 24, 2020, USIC and Unifax entered into a Surplus Line Broker Agreement, effective April 1, 2020 (the “Broker Agreement”), pursuant to which, and subject to the terms, conditions and limitations set forth therein, USIC authorized Unifax to act as its broker and agent for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the New Reinsurance Agreement. Under the Broker Agreement, Unifax is entitled to retain a commission for policies produced based on a percentage of the premiums on business placed with USIC. Unifax has agreed to indemnify and hold USIC harmless from any losses relating to the Broker Agreement. The Broker Agreement may be terminated in specified events, including by any party upon 90 days written notice to the other parties and automatically upon cancellation or termination of the New Reinsurance Agreement.

  On November 24, 2020, USIC and U.S. Risk Managers, Inc. (“U.S. Risk”) entered into a Claims Administration Agreement, effective as of April 1, 2020 (the “Claims Administration Agreement”). Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk, which is a licensed claims adjuster in the state of California, to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the New Reinsurance Agreement. U.S. Risk will be paid a fee by Unifax on behalf of USIC based on a percentage of earned premium. U.S. Risk will establish an account for payment of claims by U.S. Risk (the “Loss Fund Account”) pursuant to the Claims Administration Agreement. Pursuant to the terms of the New Reinsurance Agreement, Crusader will fund the Loss Fund Account provided for in the Claims Administration Agreement on behalf of USIC.U.S. Risk has agreed to indemnify and hold USIC harmless from any losses relating to the Claims Administration Agreement. The Claims Administration Agreement may be terminated in specified events, including by any party upon 90 days written notice to the other parties and automatically upon cancellation or termination of the Broker Agreement.

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4,000,000 and $8,000,000, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system, an upgrade that then seemed to offer more incremental benefits in a shorter timeframe. While initially expected to be completed by the end of 2019, at a cost of approximately $300,000, excluding costs of Unico’s employees involved in the upgrade, the system upgrade is now expected to be completed by the end of first quarter of 2021 at a cost not to exceed $1,500,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. In light of the significant delays and increases in cost associated with its legacy upgrade project, the Company has deployed additional resources toward the management of this project and has renegotiated the relationship that it has with the non-affiliated vendor working on this project.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operation, commission and fee income generated from the insurance agency operations, finance fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation generated approximately 94% of the Company’s total revenue for the years ended December 31, 2020 and 2019. None of the Company’s other operations is individually material to consolidated revenues.

32 of 95

Insurance Company Operation

As of December 31, 2020, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (99.9% of gross written premium, which represents written premium before cession to reinsurers, in the years ended 2020 and 2019)). During the years ended December 31, 2020 and 2019, 99.6% and 98.3% of Crusader’s business was CMP policies, respectively.

Crusader’s total gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Year ended December 31
	2020	2019

California	$36,618,013	$35,773,506
Arizona	24,817	31,593
Washington	—	(1,149)
Total gross written premium	$36,642,830	$35,803,950

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

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Year ended December 31
	2020	2019

Direct written premium	$36,338,800	$35,803,950
Assumed written premium	304,030	—
Less: written premium ceded to reinsurers	(8,078,748)	(7,153,130)
Net written premium	28,564,082	28,650,820
Change in direct unearned premium	(230,570)	(1,845,748)
Change in assumed unearned premium	(147,391)	—
Change in ceded unearned premium	(17,953)	(67,604)
Net earned premium	$28,168,168	$26,737,468

The insurance company operation’s underwriting profitability is defined by pre-tax underwriting gain or loss which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

33 of 95

Crusader’s underwriting loss before income taxes is as follows:

	Year ended December 31
	2020	2019

Net written premium	$28,564,082	$28,650,820
Change in net unearned premium	(395,914)	(1,913,352)
Net earned premium	28,168,168	26,737,468
Less:
Losses and loss adjustment expenses	34,642,920	22,576,127
Policy acquisition costs	4,898,807	4,960,846
Total underwriting expenses	39,541,727	27,536,973
Underwriting loss before income taxes	$(11,373,559)	$(799,505)

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

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s loss before taxes:

	Year ended December 31
	2020	2019

Underwriting loss before income taxes	$(11,373,559)	$(799,505)
Insurance company operation revenues:
Net Investment income	1,988,243	2,097,942
Net realized investment gains (losses)	97,771	(12,661)
Net unrealized investment gains on equity securities	198,266	—
Other income	32,713	123,050
Other insurance operations revenues:
Gross commissions and fees	1,827,263	2,176,658
Finance charges and fees earned	240,589	239,524
Other income	7,098	10,833
Less expenses:
Salaries and employee benefits	6,364,170	4,067,852
Commissions to agents/brokers	95,315	173,796
Other operating expenses	4,502,414	2,844,083
Loss before taxes	$(17,943,515)	$(3,249,890)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company recognized a premium deficiency of $150,000 as of December 31, 2020. The Company did not carry a premium deficiency reserve as of December 31, 2019. The premium deficiency was recorded as a reduction in deferred policy acquisition costs.

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

34 of 95

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Year ended December 31
	2020	2019

Loss ratio (1)	123%	84%
Expense ratio (2)	38%	34%
Combined ratio (3)	161%	118%

(1) Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.

(2) Expense ratio is defined as a sum of policy acquisition costs and portions of indirect salaries and employee benefits and other operating expenses allocation to the insurance company operations, reduced by allocation of gross commissions and fees and other income, divided by net earned premium.

(3) Combined ratio is defined as a sum of loss ratio and expense ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Year ended December 31
	2020	2019
Losses and loss adjustment expenses

Provision for insured events of current year	$26,683,872	$19,384,942
Development of insured events of prior years	7,959,048	3,191,185
Total losses and loss adjustment expenses	$34,642,920	$22,576,127

On February 5, 2021, A.M. Best Company revised the outlooks to negative from stable and affirmed the FSR of B++ (Good) and Long-Term ICR of “bbb” of Crusader. Additionally, A.M. Best has revised the outlook to negative from stable and affirmed the Long-Term ICR of “bb” of the Company. Crusader is a wholly owned subsidiary of the Company.

The negative outlooks capture A.M. Best’s concerns with Crusader’s declining underwriting performance, the Company’s overall capitalization and the execution risk associated with implementing strategic operating changes to address these conditions.

The Long-Term ICRs reflect Crusader’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its marginal operating performance, limited business profile and marginal enterprise risk management.

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

Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. Excluding investment and other income, these operations accounted for approximately 6% and 8% of total revenues for the years ended December 31, 2020 and 2019, respectively.

35 of 95

Investments

The Company generated revenues from its total invested assets of $83,617,720 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) and $84,997,226 (fixed maturities at amortized cost and short-term investments at fair value) as of December 31, 2020 and 2019, respectively.

Net investment income (net of investment expenses) decreased $109,699 (5%) for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease in net investment income was due primarily to decrease in the average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years. As of December 31, 2020, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, equity securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable. As of December 31, 2020, the weighted average maturity of the Company’s investments was approximately 8.0 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.9 years.

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

Crusader has a significant amount of cash, cash equivalents and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments without the need to liquidate its investments.  Cash, cash equivalents, and investments (at amortized cost) of the Company at December 31, 2020, were $87,575,700 compared to $90,778,865 at December 31, 2019.  Crusader's cash, cash equivalents, and investments were 98% and 99% of the total cash, cash equivalents, and investments (at amortized cost) held by the Company as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, equity securities and short-term investments. All of the Company’s investments except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	December 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Fixed maturities:
U.S. Treasury securities	$10,596,808	$10,832,181	$15,105,795	$15,235,332
Corporate securities	44,159,926	46,451,905	41,953,378	43,029,333
Agency mortgage-backed securities	25,314,546	26,125,608	24,943,238	25,235,045
Certificates of deposit	798,000	798,000	798,000	798,000
Total fixed maturity investments	80,869,280	84,207,694	82,800,411	84,297,710
Equity securities	2,548,440	2,746,706	—	—
Short-term cash investments	200,000	200,000	2,196,815	2,196,815
Total investments	$83,617,720	$87,154,400	$84,997,226	$86,494,525

36 of 95

The short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between three and twelve months. Amortized costs of the short-term investments approximate their fair values.

The Company is required to classify its debt securities into one of three categories: held-to-maturity, available-for-sale, or trading securities. Although part of the Company's investments in fixed maturity securities is classified as available-for-sale and, while the Company may sell investment securities from time to time in response to economic, regulatory and market conditions, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity.

The Company’s Board of Directors has approved investment guidelines which reflect the Company’s risk, balance sheet, and profile.

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

An independent investment advisor manages Crusader’s investments.  The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company.  Primarily all investments continue to be held by Crusader’s current custodian, Union Bank Global Custody Services.

As of December 31, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $824,500 and $787,653 on December 31, 2020, respectively.

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program is effective immediately and replaces the Company’s existing share repurchase program that was adopted by the Board on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

37 of 95

	December 31	December 31
	2020	2019

2020 Program
Number of shares repurchased	857	—
Cost of shares repurchased
Allocated to retained earnings	$4,071	$—
Allocated to capital	422	—
Total cost of shares repurchased	$4,493	$—

2008 Program
Number of shares repurchased	978	383
Cost of shares repurchased
Allocated to retained earnings	$5,760	$2,108
Allocated to capital	480	188
Total cost of shares repurchased	$6,240	$2,296

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,507 of the currently outstanding shares of the Company’s common stock as of December 31, 2020. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

The Company reported net cash used by operating activities for each of the years ended December 31, 2020 and 2019.  Cash used by operating activities in 2020 was $2,436,399 compared to $3,163,210 in 2019.  Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. Although the Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash, cash equivalents, and short-term investments at December 31, 2020, net of statutory deposits of $710,000 and California insurance company statutory dividend restrictions applicable to Crusader plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

Crusader's statutory capital and surplus as of December 31, 2020, was $26,893,515, a decrease of $19,605,445 (42%) from December 31, 2019. On each of September 14, 2020, and May 20, 2020, Crusader paid cash dividends of $2,000,000 to Unico, its parent and sole shareholder. These two dividends totaling $4,000,000 were used primarily for general corporate purposes. During the year ended December 31, 2019, Crusader issued cash dividends of $2,000,000 to Unico, its parent and sole shareholder. Based on Crusader’s statutory surplus for the year ended December 31, 2020, the maximum aggregate dividend that could be made by Crusader to Unico without prior regulatory approval in 2021 is $2,689,352.

During the years ended December 31, 2020 and 2019, no cash dividends were declared or issued by the Company to its shareholders. Declaration of future cash dividends, if any, will be subject to the Company’s profitability, cash requirements, capital requirements, and general business conditions, among other factors.

As a California insurance company, Crusader is obligated to pay a premium tax on gross written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

Results of Operations

General

Total revenues for the year ended December 31, 2020, were $32,560,111, an increase of $1,187,297 (4%) compared to $31,372,814 for the year ended December 31, 2019. For the year ended December 31, 2020, the Company had loss before taxes of $17,943,515 compared to loss before taxes of $3,249,890 for the year ended December 31, 2019. For the year ended December 31, 2020, the Company had net loss of $21,491,113 compared to net loss of $3,115,703 for the year ended December 31, 2019.

38 of 95

The increase in total revenues for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to an increase in net earned premium of $1,430,700 (5%).

The increase in net loss for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to an increase in losses and loss adjustment expenses of $12,066,793 (53%), increase in salaries and employee benefits of $2,296,318 (56%), an increase in other operating expenses of $1,658,331 (58%), and an increase in income tax expense of $3,681,785 (2744%), partially offset by the increase in net earned premium.

During the twelve months ended December 31, 2020, the Company reevaluated certain assumptions used in its process for estimating loss and loss adjustment reserves due to its experiences in Crusader’s Apartments & Commercial Buildings and Transportation verticals as well as changes in market conditions. This reevaluation resulted in a $9,399,547 increase in Crusader’s IBNR reserves, net of reinsurance, which was a primary contributor to the increase of $12,066,793 in losses and loss adjustment expenses from $22,576,127 recognized for the twelve months ended December 31, 2019 to $34,642,920 recognized for the twelve months ended December 31, 2020.

The increase in salaries and employee benefits during the twelve months ended December 31, 2020 of $2,296,318 was due primarily to costs associated with a termination of an employment agreement with an executive, increases in executive compensation, increases in employee benefits due to higher medical insurance rates, and vacation accruals due to less vacation taken by the employees as a result of the ongoing coronavirus pandemic.

The increase in other operating expenses of $1,658,331 during the twelve months ended December 31, 2020, was due primarily to increases in legal, depreciation and communication expenses, fees associated with the reinsurance arrangement with USIC, and higher board of director fees.

The increase in income tax expense of $3,681,785 during the twelve months ended December 31, 2020, was due primarily to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

The effect of inflation on the Company’s net loss during the years ended December 31, 2020 and 2019 was not significant.

Revenues

Crusader Premium

Crusader’s primary lines of business are written on Commercial Multi Peril policies. These policies represented approximately 99.6% and 98.3% of Crusader’s total written premium for the years ended December 31, 2020 and 2019, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements increased $838,880 (2%) to $36,642,830 for the year ended December 31, 2020, compared to $35,803,950 for the year ended December 31, 2019.

The increase in gross written premium for the year ended December 31, 2020, was due primarily to growth in the Company’s Transportation vertical, transacted by Crusader. The Transportation vertical transacts insurance primarily for long-haul trucking operations that are domiciled in California. The growth in the Company’s Transportation vertical was partially offset by coronavirus-related contraction in the Food, Beverage & Entertainment underwriting vertical for Crusader.

Although the ongoing coronavirus pandemic did not have a significant impact on Crusader’s overall gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) during the year ended December 31, 2020, Crusader has experienced a decrease in new business submissions and renewals related to the pandemic in its Bars/Taverns market sector niche as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which had adversely impacted the gross written premium for that niche.

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

39 of 95

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

Gross earned premium

Gross earned premium (direct and assumed earned premium before cessions to reinsurers under reinsurance treaties) increased $2,306,667 (7%) to $36,264,869 for the year ended December 31, 2020, compared to $33,958,202 for the year ended December 31, 2019. The Company writes annual policies. Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in gross earned premium for the year ended December 31, 2020, was due primarily to an increase in gross written premium in 2019.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $875,967 (12%) to $8,096,701 for the year ended December 31, 2020, compared to $7,220,734 for the year ended December 31, 2019. Ceded earned premium as a percentage of gross earned premium was 22% for the year ended December 31, 2020, and 21% for the year ended December 31, 2019. The increase in the ceded earned premium as a percentage of gross earned premium for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to higher gross earned premium subject to reinsurance treaties and higher rates on excess of loss reinsurance treaties.

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

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Year ended December 31
	2020	2019

Direct earned premium	$36,108,230	$33,958,202
Assumed earned premium	156,639	—
Ceded earned premium	(8,096,701)	(7,220,734)
Net earned premium	$28,168,168	$26,737,468
Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	22%	21%

40 of 95

Investment Income, Net Realized Investment Gains and Losses, and

Net Unrealized Investment Gains on Equity Securities

Net investment income decreased $109,699 (5%) to $1,988,243 for the year ended December 31, 2020, compared to $2,097,942 for the year ended December 31, 2019. This decrease in net investment income was due primarily to a decrease in average invested assets. The Company had net realized investment gains of $97,771 and net unrealized investment gains on equity securities of $198,266, for the year ended December 31, 2020, compared to net realized investment losses of $12,661 and no net unrealized investment gains on equity securities for the year ended December 31, 2019.

Net investment income, excluding net realized investment losses/gains, and yields on Company’s average invested assets are as follows:

	Year ended December 31
	2020	2019

Average invested assets (1) – at amortized cost	$84,307,473	$89,350,796

Net investment income from:
Invested assets (2)	$1,984,548	$2,051,428
Cash equivalents	3,695	46,528
Total	$1,988,243	$2,097,956

Yield on average invested assets (3)	2.4%	2.3%

(1) The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.

(2) Investment income from invested assets included $133,679 of investment expense for the year ended December 31, 2020, compared to $129,842 for the year ended December 31, 2019.

(3) Annualized yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments at December 31, 2020, by contractual maturity are as follows:

Maturities by Calendar Year	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,070,641	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,065,671	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,363,570	18,476,051	19,806,444	2.51%
Due after ten years and beyond	20,927,571	21,238,117	21,971,324	2.63%
Total	$80,427,453	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s investments was approximately 8.0 years as of December 31, 2020, and 7.7 years as of December 31, 2019.

As of December 31, 2020, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, equity securities and short-term investments. The investments in the certificates of deposit are classified as held-to-maturity investments, and all other fixed maturity investments are classified as available-for-sale. All of the Company’s investments, except for the certificates of deposit, are readily marketable. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

41 of 95

	December 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Available-for-sale fixed maturity investments:
U.S. Treasury securities	$10,596,808	$10,832,181	$15,105,795	$15,235,332
Corporate securities	44,159,926	46,451,905	41,953,378	43,029,333
Agency mortgage-backed securities	25,314,546	26,125,608	24,943,238	25,235,045
Held-to-maturity fixed maturity investments:
Certificates of deposit	798,000	798,000	798,000	798,000
Total fixed maturity investments	80,869,280	84,207,694	82,800,411	84,297,710
Equity securities	2,548,440	2,746,706	—	—
Short-term cash investments:
U.S. Treasury bills	—	—	1,996,815	1,996,815
Certificates of deposit	200,000	200,000	200,000	200,000
Short-term cash investments	200,000	200,000	2,196,815	2,196,815
Total investments	$83,617,720	$87,154,400	$84,997,226	$86,494,525

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
U.S. Treasury securities	$—	$—	—	$—	$—	—
Corporate securities	2,101,986	(55,847)	2	—	—	—
Agency mortgage-backed securities	3,223,329	(22,274)	12	—	—	—
Total debt securities	5,325,315	(78,121)	14	—	—	—
Equity securities	723,346	(37,357)	25	—	—	—
Total	$6,048,661	$(115,478)	39	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

While the fair value of Company’s investment portfolio at December 31, 2020, has recovered from the declines recorded for the three months ended March 31, 2020, the effects of the coronavirus pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the year ended December 31, 2020, and the economic uncertainty caused by the pandemic may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. During the year ended December 31, 2020, one fixed maturity corporate security experienced a significant decline in market value; the market and book value of that security at December 31, 2020, was $867,375 and $910,893, respectively. The unrealized losses on all securities as of December 31, 2020 and December 31, 2019, were determined to be temporary.

42 of 95

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

	December 31	December 31
	2020	2019

Fixed maturities securities sold
Number of securities sold	15	3
Amortized cost of sold securities	$5,529,470	$2,997,098
Realized gains (losses) on sales	$52,053	$(12,679)

Fixed maturities securities called
Number of securities called	4	1
Amortized cost of called securities	$2,449,503	$999,982
Realized gains on calls	$497	$18

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other Income

Other income included in insurance company operation and other insurance operations decreased $94,072 (70%) to $39,811 for year ended December 31, 2020, compared to $133,883 for the year ended December 31, 2019. The decrease during the year ended December 31, 2020, is due primarily to decreases in rental income of $27,277 and Crusader’s share of California FAIR Plan Equity of $58,646.

Gross commissions and fees

Gross commissions and fees decreased $349,395 (16%) to $1,827,263 for the year ended December 31, 2020, compared to $2,176,658 for the year ended December 31, 2019.

The comparison of gross commission and fees for the year ended December 31, 2020, to the year ended December 31, 2019, is as follows:

	Year ended December 31
	2020	2019

Brokerage fee income	$1,006,505	$1,146,420
Health insurance program	727,515	939,689
Membership and fee income	93,243	90,549
Gross commissions and fees	$1,827,263	$2,176,658

Unifax sells and services insurance policies for Crusader and USIC. For these brokerage services, Unifax receives commissions from insurance companies and fees from policyholders. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the consolidated financial statements. Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies. For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy. The unearned portion of the brokerage fees is recorded as a liability on the Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the consolidated financial statements. Brokerage fee income for the year ended December 31, 2020, decreased $139,915 (12%) as compared to the year ended December 31, 2019. This decrease in brokerage fee income in 2020 compared to 2019 was primarily the result of a 826 (13%) decrease in the number of policies issued of 5,401 during 2020 compared to 6,227 policies issued during 2019.

43 of 95

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premium that it writes. Commission income for the year ended December 31, 2020, decreased $212,174 (23%) compared to the year ended December 31, 2019. The decrease in commission income is primarily a result of a loss of a large group account.

In 2020, approximately 30% and 56% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2019, approximately 39% and 49% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income for the year ended December 31, 2020, increased $2,694 (3%) compared to the year ended December 31, 2019. The increase is a result of an increase in administration fees.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC increased $1,065 (0%) to $240,589 for the year ended December 31, 2020, compared to $239,524 for the year ended December 31, 2019, due primarily to the increase in earned finance charges as a result of the change in annual percentage rate charged on AAC new loans from a single fixed interest rate to a tiered interest rate structure effective April 1, 2019 offset by a decrease in number of polices financed. During the year ended December 31, 2020, AAC issued 1,111 loans and had 821 loans outstanding as of December 31, 2020. During the year ended December 31, 2019, AAC issued 1,547 loans and had 1,173 loans outstanding as of December 31, 2019. AAC provides premium financing only for Crusader and USIC policies produced by Unifax in California. The number of loans issued decreased by 436 (28%) during 2020 when compared to 2019. The average premium financed by AAC was $6,477 and $5,672 in 2020 and 2019, respectively. During 2020, 48% of all Unifax generated policies were financed and 43% of those policies were financed by AAC. During 2019, 44% of all Unifax generated policies were financed and 56% of those policies were financed by AAC.

Expenses

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process. Losses and loss adjustment expenses for the calendar years ended December 31, 2020 and 2019 were $34,642,920 and $22,576,127, respectively. Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 123% for the year ended December 31, 2020, compared to 85% for the year ended December 31, 2019.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2020	2020 Loss Ratio	2019	2019 Loss Ratio

Net earned premium	$28,168,168		$26,737,468

Losses and loss adjustment expenses:
Provision for insured events of current year	26,683,872	95%	19,384,942	72%
Development of insured events of prior years	7,959,048	28%	3,191,185	12%
Total losses and loss adjustment expenses	$34,642,920	123%	$22,576,127	84%

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

44 of 95

The difficulty in estimating the loss and loss adjustment expense reserves contributed to adverse development of insured events of prior years in the amount of $7,959,048 which Crusader experienced in 2020. During the twelve months ended December 31, 2020, the Company reevaluated certain assumptions used in its process for estimating loss and loss adjustment reserves due to its experiences in Crusader’s Apartments & Commercial Buildings and Transportation verticals as well as changes in market conditions. This reevaluation resulted in a $9,399,547 increase in Crusader’s IBNR reserves, net of reinsurance, which was a primary contributor to the increase of $12,066,793 in losses and loss adjustment expenses from $22,576,127 recognized for the twelve months ended December 31, 2019 to $34,642,920 recognized for the twelve months ended December 31, 2020. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

The $26,683,872 provision for insured events of current year for the year ended December 31, 2020, was $7,298,930 higher than the $19,384,942 provision for insured events of current year for the year ended December 31, 2019, due primarily to increased IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals. The increases in IBNR reserves were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

The $7,959,048 adverse development of insured events of prior years for the year ended December 31, 2020, was $4,767,863 higher than the $3,191,185 adverse development of insured events of prior year for the year ended December 31, 2019, due primarily to increases in 2018 and 2019 accident year IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals. The increases in IBNR were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

Crusader has received 151 coronavirus-related business interruption claims through December 31, 2020. While the Company does not believe it is exposed to substantial risk from those claims under the insurance policies written by Crusader or USIC, the individual circumstances of each such claim are reviewed to fulfill Crusader’s obligation to its policyholders if coverage applies. Further, there may be impacts to the timing of loss emergence and ultimate loss ratios for certain Crusader’s products due to postponements of civil court cases, extensions of various statutes of limitations, changes in settlement trends and other new legislative, regulatory or judicial developments which could result in loss reserve deficiencies and negative impact on results of operations.

Crusader has received seven claims related to the recent civil unrest through December 31, 2020. Crusader has sufficient excess of loss and catastrophe reinsurance treaties to protect from exposure of such claims. The Company believes the losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

45 of 95

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses by accident year is as follows:

	Year ended December 31
	2020		2019

Accident Year	Adverse (Favorable) Development	% of Total	Adverse (Favorable) Development	% of Total

Prior to 2011	$64,196	1%	$67,320	2%
2011	(6,000)	—	60,490	2%
2012	(27,901)	—	117,414	4%
2013	(56,367)	(1)%	459,602	14%
2014	149,181	2%	(139,187)	(4)%
2015	1,559,422	20%	1,452,170	45%
2016	663,546	8%	1,547,242	48%
2017	1,201,175	15%	404,322	13%
2018	2,539,483	32%	(778,188)	(24)%
2019	1,872,313	23%	—	—
Total prior accident years	$7,959,048	100%	$3,191,185	100%

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

Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings vertical and growth in Crusader’s Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation (discussed below), caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves. This reevaluation and the use of updated assumptions led to higher estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly reevaluation of the loss and loss adjustment expense reserves as of September 30, 2020. The increase in the ultimate incurred losses and loss adjustment expenses manifested primarily through higher IBNR reserves as of December 31, 2020 for 2018, 2019, and 2020 accident year claims pertaining to Apartments & Commercial Buildings and Transportation liability coverages.

Crusader attributes much of its adverse loss development experienced in the three most recent years ending December 31, 2020, to social inflation. Used here, social inflation is a term that encompasses a relatively new adverse trend related to society’s application of the law when it comes to insurance.  In this context, social inflation is generally described by the rising costs of insurance claims due to societal trends which results in increased litigation, broader definitions of liability and contractual interpretations, plaintiff friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages  Crusader has experienced increased costs due to social inflation in all three of its largest market sector niches, Long-haul Transportation, Residential Apartment Buildings, and Bars/Taverns, resulting in higher-than-expected frequency and severity of third-party liability claims.

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

46 of 95

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

Based on the loss and loss adjustment expense reserve estimates as of December 31, 2020, the estimated ultimate loss ratio is within five percentage points of the initial expected loss ratio in 8 of Crusader’s 36 years. Since Crusader’s net earned premium in 2020 was $28,168,168, a difference between the accident year 2020 actual and initial expected loss ratios of five percentage points will or may ultimately impact losses and loss adjustment expenses by $1,408,408. The estimated ultimate loss ratio is within ten percentage points of the initial expected loss ratio in 13 of Crusader’s 36 years. A ten percentage point difference between the accident year 2020 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $2,816,817. The estimated ultimate loss ratio is within twenty percentage points of the initial expected loss ratio in 28 of Crusader’s 36 years. A twenty percentage point difference between the accident year 2020 actual and the initial expected loss ratios will or may ultimately impact losses and loss adjustment expenses by $5,633,634.

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

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2020	2019

Gross reserves:
Case reserves	$26,363,695	$23,663,743
IBNR reserves	48,529,814	31,402,737
Total gross reserves	$74,893,509	$55,066,480

Reserves net of reinsurance:
Case reserves	$21,027,703	$18,128,008
IBNR reserves	31,612,164	22,212,617
Total net reserves	$52,639,867	$40,340,625

47 of 95

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2020		2019

CMP	$73,545,182	98.2%	$54,270,633	98.6%
Other liability	1,283,174	1.7%	776,957	1.4%
Other	65,153	0.1%	18,890	0.0%
Total	$74,893,509	100.0%	$55,066,480	100.0%

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

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2020	2019

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$40,340,625	$42,125,553

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	26,683,872	19,384,942
Provision for incurred events of prior years	7,959,048	3,191,185
Total incurred losses and loss adjustment expenses	34,642,920	22,576,127

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	8,285,021	6,210,475
Losses and loss adjustment expenses attributable to insured events of prior years	14,058,657	18,150,580
Total payments	22,343,678	24,361,055

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	52,639,867	40,340,625
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	22,253,642	14,725,855
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$74,893,509	$55,066,480

Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings. Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

If future development ultimately differs by five percent from Crusader’s 2020 net reserve, $2,631,993 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods. If future development ultimately differs by ten percent from Crusader’s 2020 net reserve, $5,263,987 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

Policy Acquisition Costs

Policy acquisition costs decreased $62,039 (1%) to $4,898,807 for the year ended December 31, 2020, compared to $4,960,846 for the year ended December 31, 2019. Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on ceded premium associated with property facultative excess of loss or catastrophe excess of loss reinsurance treaties. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred.

48 of 95

Policy acquisition costs and the ratio to net earned premium are as follows:

	Year ended December 31
	2020	2019

Policy acquisition costs	$4,898,807	$4,960,846
Ratio to net earned premium (GAAP ratio)	17%	19%

Policy acquisition costs decreased in the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to increase of ceding commission that Crusader received as a result of increase in premium ceded to its reinsurers.

Salaries and Employee Benefits

Total salaries and employee benefits incurred increased $2,334,794 (30%) to $10,058,536 for the year ended December 31, 2020, compared to $7,723,742 for the year ended December 31, 2019.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Year ended December 31
	2020	2019

Total salaries and employee benefits incurred	$10,058,536	$7,723,742
Less: charged to losses and loss adjustment expenses	(2,027,978)	(2,025,088)
Less: capitalized to policy acquisition costs	(1,383,315)	(1,320,792)
Less: capitalized to IT system upgrade	(283,073)	(310,010)
Net amount charged to operating expenses	$6,364,170	$4,067,852

The increase in the total salaries and employee benefits incurred for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to costs associated with a termination of an employment agreement with an executive, increases in executive compensation, increases in employee benefits due to higher medical insurance rates, and vacation accruals due to less vacation taken by the employees as a result of the ongoing coronavirus pandemic.

Commissions to Agents/Brokers

Commissions to agents/brokers (not including commissions on Crusader and USIC policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program. Commissions to agents and brokers decreased $78,481 (45%) to $95,315 for the year ended December 31, 2020, as compared to $173,796 for the year ended December 31, 2019. This fluctuation in commissions to agents/brokers was due primarily to lower commissions associated with loss of a large group account.

Other Operating Expenses

Other operating expenses increased $1,658,331 (58%) to $4,502,414 for the year ended December 31, 2020, compared to $2,844,083 for the year ended December 31, 2019. The increase in other operating expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to increases in legal, depreciation and communication expenses, fees associated with the reinsurance arrangement with USIC, and higher board of director fees.

Income Tax Expense/Benefit

Income tax expense was $3,547,598 (-20% of pre-tax loss) for the twelve months ended December 31, 2020 and income tax benefit was $134,187 (4% of pre-tax loss) for the twelve months ended December 31, 2019. The fluctuation in the income tax rate as a percentage of pre-tax loss for the twelve months ended December 31, 2020, when compared to the twelve months ended December 31, 2019, is primarily due to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

49 of 95

As of December 31, 2020, the Company had deferred tax assets of $7,769,603 generated from $36,998,110 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,402,438 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the twelve months ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080 that, in management’s judgment, are not more-likely-than-not to be realized. For the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses in the amount of $600,000 and $1,931,665, respectively.

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

Crusader underwrites three statutory annual statement lines of business: (1) CMP, (2) liability other than automobile and products, and (3) fire. CMP policies comprised 99.6% and 98.3% of Crusader’s 2020 and 2019 gross written premium, respectively. CMP policies include both property and liability coverages. For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

50 of 95

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

Each year, management compares the actual claims costs that emerge to the claims costs that were expected to emerge and evaluates whether any observed significant differences are due to normal variances in the development process that occur from time to time, particularly in an insurer the size of Crusader, or if they are an indication that changes in the key reserve assumptions or methodologies are appropriate. Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings vertical and growth in Crusader’s Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves during the year ended December 31, 2020.

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

51 of 95

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size. At the beginning of 2020, Crusader had 510 open claim files. During 2020, 793 new claim files were opened and 811 claim files were closed, leaving 492 open claim files at the end of 2020. Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations. Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate. The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The fluctuation in development of insured events of prior years underscores the inherent uncertainty in insurance claims costs, especially for a relatively small insurer, such as Crusader. While the Company believes the reserves were adequate at December 31, 2020 after the reevaluation, adverse or (favorable) development may emerge in the future.

	Year ended December 31
	2020	2019

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$40,340,625	$42,125,553
Adverse development of insured events of prior years	$7,959,048	$3,191,185
Percentage of adverse development to beginning reserves	20%	8%

Any adjustments to reserves are reflected in the operating results of the periods in which they are made. Management believes that the aggregate reserves for losses and loss adjustment expenses make reasonable provision for all unpaid losses and loss adjustment expenses of the Company.

The changes in estimates of prior accident year incurred losses and loss adjustment expenses was due primarily to increases in IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals resulting from higher estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the re-evaluation of the loss and loss adjustment expense reserves.

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

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers. These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome. Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available. Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in the current operations. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At December 31, 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

52 of 95

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2020	2019

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:
Ceded case loss and loss adjustment expense reserves recoverable	$5,335,992	$5,535,735
Ceded IBNR loss and loss adjustment expense reserves recoverable	16,917,650	9,190,120
Total ceded loss and loss adjustment expense reserves recoverable	$22,253,642	$14,725,855

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2020	2019

Direct earned premium	$36,108,230	$33,958,202
Assumed earned premium	156,639	—
Ceded earned premium	(8,096,701)	(7,220,734)
Net premium earned	$28,168,168	$26,737,468
Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	22%	21%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2020	2019

Direct losses and loss adjustment expenses incurred	$48,971,172	$36,712,252
Assumed losses and loss adjustment expenses incurred	89,204	—
Ceded losses and loss adjustment expenses incurred on excess of loss treaties:
Ceded paid losses and loss adjustment expenses	(6,889,668)	(8,941,872)
Change in ceded case reserves	199,742	(1,742,853)
Change in ceded IBNR reserves	(7,727,530)	(3,451,400)
Total ceded losses and loss adjustment expenses incurred	(14,417,456)	(14,136,125)
Net losses and loss adjustment expenses incurred	$34,642,920	$22,576,127

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2020	2019

Ceded earned premium	$8,096,701	$7,220,734
Ceded losses and loss adjustment expenses incurred	(14,417,456)	(14,136,125)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$(6,320,755)	$(6,915,391)

53 of 95

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2020	2019

Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$(7,463,253)	$(5,881,413)

There were no losses subject to catastrophe reinsurance treaties coverage incurred during the years ended December 31, 2020 and 2019.

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

For years ended December 31, 2020 and 2019, Crusader wrote 99.9% of its business in the state of California. The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance. In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

Investments

The Company’s fixed maturity investments are classified either as held-to-maturity or available-for-sale and are stated at fair value. Although part of the Company's investments is classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, or investment securities may be called by their issuers prior to the securities’ maturity, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates fair value. The Company started investing in common stock equity securities during the year ended December 31, 2020. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The net unrealized investment gains on equity securities is reported in the Consolidated Statements of Operations. When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations. Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

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

54 of 95

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more-likely-than-not that any portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature and tax-planning strategies when making this assessment. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the twelve months ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080 that, in management’s judgment, are not more-likely-than-not to be realized. For the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses in the amount of $600,000 and $1,931,665, respectively.

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

55 of 95

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

56 of 95

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Unico American Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unico American Corporation and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the years in the two-year period ended December 31, 2020, and the related notes and Schedules II and III (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Unpaid Losses and Loss Adjustment Expenses

57 of 95

As of December 31, 2020, unpaid losses and loss adjustment expenses (“loss reserves”), were $74,893,509. As described in Notes 1 and 8 to the consolidated financial statements, loss reserves are management’s best estimate of the ultimate net cost of all reported and unreported losses and loss adjustment expenses incurred, less payments made. There are significant judgments involved in calculating this estimate as well as inherent uncertainties of the ultimate loss settlement cost.

We identified the evaluation of loss reserves as a critical audit matter due to the complexity and subjective judgment required to audit management’s best estimate, which required assessing the selected methods and assumptions, such as paid and incurred loss development factors, used to estimate loss reserves. Specialized actuarial skills, training, and knowledge were needed to evaluate the Company’s actuarial methodologies and the estimate of future claim payment and reporting patterns.

We tested the completeness of the underlying data generated from the Company’s policy administration system by reconciling it to the data used by the Company’s actuary. We tested the accuracy of the data on a sample basis by tracing it to source documents. Furthermore, we engaged an independent actuary with specialized skills, training, and knowledge to assist in assessing management’s methodologies used to estimate loss reserves by comparing it to generally accepted actuarial methods; evaluating management’s estimates by lines of business by performing independent analysis of loss reserves using the Company’s underlying historical claims data; and developing a reserve range based on actuarial methodologies and comparing it to the Company’s total recorded loss reserves.

/s/JLK Rosenberger LLP

We have served as the Company’s auditor since 2015.

Glendale, California

March 31, 2021

58 of 95

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

	2020	2019
ASSETS
Investments:
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $80,071,280 at December 31, 2020, and $82,002,411 at December 31, 2019)	$83,409,694	$83,499,710
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $798,000 at December 31, 2020, and $798,000 at December 31, 2019)	798,000	798,000
Equity securities, at fair value (cost: $2,548,440 at December 31, 2020 and $0 at December 31, 2019)	2,746,706	—
Short-term investments, at fair value	200,000	2,196,815
Total Investments	87,154,400	86,494,525
Cash and cash equivalents	3,957,980	5,781,639
Accrued investment income	402,046	397,302
Receivables, net	3,321,337	4,019,437
Reinsurance recoverable:
Paid losses and loss adjustment expenses	621,307	685,841
Unpaid losses and loss adjustment expenses	22,253,642	14,725,855
Deferred policy acquisition costs	3,503,248	3,619,594
Real estate held for sale, net	8,335,017	—
Property and equipment, net	2,038,415	10,226,595
Deferred income taxes	—	3,925,432
Other assets	313,363	430,305
Total Assets	$131,900,755	$130,306,525

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$74,893,509	$55,066,480
Unearned premium	18,188,298	17,810,337
Advance premium and premium deposits	208,538	219,083
Accrued expenses and other liabilities	3,577,450	2,130,300
Total Liabilities	$96,867,795	$75,226,200

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,304,885 and 5,306,720 shares issued and outstanding at December 31, 2020 and 2019, respectively	$3,771,767	$3,772,669
Accumulated other comprehensive income	2,637,347	1,182,866
Retained earnings	28,623,846	50,124,790
Total Stockholders’ Equity	$35,032,960	$55,080,325

Total Liabilities and Stockholders' Equity	$131,900,755	$130,306,525

See accompanying notes to consolidated financial statements.

59 of 95

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2020	2019
REVENUES
Insurance company operation:
Net earned premium	$28,168,168	$26,737,468
Net investment income	1,988,243	2,097,942
Net realized investment gains (losses)	97,771	(12,661)
Net unrealized investments gains on equity securities	198,266	—
Other income	32,713	123,050
Total Insurance Company Operation	30,485,161	28,945,799

Other insurance operations:
Gross commissions and fees	1,827,263	2,176,658
Finance fees earned	240,589	239,524
Other income	7,098	10,833
Total Revenues	32,560,111	31,372,814

EXPENSES
Losses and loss adjustment expenses	34,642,920	22,576,127
Policy acquisition costs	4,898,807	4,960,846
Salaries and employee benefits	6,364,170	4,067,852
Commissions to agents/brokers	95,315	173,796
Other operating expenses	4,502,414	2,844,083
Total Expenses	50,503,626	34,622,704

Loss before taxes	(17,943,515)	(3,249,890)
Income tax expense (benefit)	3,547,598	(134,187)

Net Loss	$(21,491,113)	$(3,115,703)

PER SHARE DATA:
Basic
Loss per share	$(4.05)	$(0.59)
Weighted average shares	5,305,829	5,306,879
Diluted
Loss per share	$(4.05)	$(0.59)
Weighted average shares	5,305,829	5,306,879

See accompanying notes to consolidated financial statements.

60 of 95

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

	2020	2019

Net loss	$(21,491,113)	$(3,115,703)
Other changes in comprehensive income (loss):
Changes in unrealized gains on securities classified as available-for-sale arising during the period, net of income tax	1,454,481	2,282,902
Comprehensive Loss	$(20,036,632)	$(832,801)

See accompanying notes to consolidated financial statements.

61 of 95

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2018	5,307,103	$3,772,857	$(1,100,036)	$53,242,601	$55,915,422

Shares repurchased	(383)	(188)	—	(2,108)	(2,296)
Change in unrealized gain (loss), net of deferred income tax	—	—	2,282,902	—	2,282,902
Net loss	—	—	—	(3,115,703)	(3,115,703)
Balance – December 31, 2019	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

Shares repurchased	(1,835)	(902)	—	(9,831)	(10,733)
Change in unrealized gain (loss), net of deferred income tax	—	—	1,454,481	—	1,454,481
Net loss	—	—	—	(21,491,113)	(21,491,113)
Balance – December 31, 2020	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960

See accompanying notes to consolidated financial statements.

62 of 95

UNICO AMERICAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2020	2019

Cash flows from operating activities:
Net loss	$(21,491,113)	$(3,115,703)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	673,895	565,876
Bond amortization, net	33,072	(19,874)
Bad debt expense	6,451	7,881
Net realized investment losses (gains)	(97,771)	12,661
Net unrealized investment gains on equity securities	(198,266)	—
Changes in assets and liabilities:
Net receivables and accrued investment income	686,905	(97,770)
Reinsurance recoverable	(7,463,253)	(5,881,413)
Deferred policy acquisition costs	116,346	(129,866)
Other assets	116,942	127,138
Unpaid losses and loss adjustment expenses	19,827,029	3,409,325
Unearned premium	377,961	1,845,748
Advance premium and premium deposits	(10,545)	(15,359)
Accrued expenses and other liabilities	1,447,150	284,942
Income taxes current/deferred	3,538,798	(156,796)
Net Cash Used by Operating Activities	(2,436,399)	(3,163,210)

Cash flows from investing activities:
Purchase of fixed maturity investments	(20,580,448)	(10,975,077)
Purchase of equity securities	(2,548,440)	—
Proceeds from maturity of fixed maturity investments	16,050,870	10,137,673
Proceeds from sale or call of investments	6,525,408	3,472,794
Net decrease in short-term investments	1,996,815	2,494,139
Additions to property and equipment	(820,732)	(1,100,146)
Net Cash Provided by Investing Activities	623,473	4,029,383

Cash flows from financing activities:
Repurchase of common stock	(10,733)	(2,296)
Net Cash Used by Financing Activities	(10,733)	(2,296)

Net increase (decrease) in cash and cash equivalents	(1,823,659)	863,877
Cash and cash equivalents at beginning of year	5,781,639	4,917,762
Cash and Cash Equivalents at End of Year	$3,957,980	$5,781,639

Supplemental cash flow information
Cash paid during the period for:	—	—
Interest
Income taxes	$8,800	$8,800

See accompanying notes to consolidated financial statements.

63 of 95

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Investments

The Company’s fixed maturity investments are classified either as held-to-maturity or available-for-sale and are stated at fair value. Although part of the Company's investments is classified as available-for-sale and the Company may sell investment securities from time to time in response to economic and market conditions, or investment securities may be called by their issuers prior to the securities’ maturity, its investment guidelines place primary emphasis on buying and holding high-quality investments to maturity. Short-term investments are carried at cost, which approximates fair value. Equity securities are reported at fair value. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect. The net unrealized investment gains on equity securities are reported in the Consolidated Statements of Operations. When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations. Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

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

64 of 95

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

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

  Available-for-sale fixed securities, equity securities, and short-term investments – Fair values are obtained from widely accepted third party vendors.

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

Property and Equipment

All property and equipment held for use is stated at cost less accumulated depreciation and amortization on the Consolidated Balance Sheets.

Depreciation on Crusader Insurance Company (“Crusader”), the Company’s subsidiary, owned building, located at 26050 Mureau Road, Calabasas, California, is computed using the straight-line method over 39 years. Improvements to the building structure are amortized over the useful life of the improvements. Depreciation on furniture, fixtures and equipment in the Calabasas building is computed using the straight-line method over 3 to 15 years. Amortization of tenant improvements in the Calabasas building was being computed using the shorter of the useful life of the tenant improvements or the remaining years of the lease.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and American Acceptance Corporation (“AAC”), a subsidiary of Unico, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2017 and California state income tax authorities for tax returns filed starting at taxable year 2016. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

65 of 95

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more-likely-than-not that any portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature and tax-planning strategies when making this assessment. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the twelve months ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080 that, in management’s judgment, are not more-likely-than-not to be realized. For the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses in the amount of $600,000 and $1,931,665, respectively.

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

66 of 95

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

Restricted Funds

Restricted funds are as follows:

	Year ended December 31
	2020	2019

Premium trust funds (1)	$1,595,135	$1,758,915
Assigned to state agencies (2)	710,000	710,000
Funds held as collateral (3)	787,653	—
Total restricted funds	$3,092,788	$2,468,915

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insureds that are payable to insurance companies into separate trust accounts.

(2)	$510,000 included in fixed maturity investments as of December 31, 2020 and 2019, and $200,000 included in short-term investments as of December 31, 2020 and 2019, are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

(3)	Funds held as collateral by Comerica Bank & Trust, N. A. (“Comerica”) included in available-for-sale fixed maturities pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC.

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

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth. Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of December 31, 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

67 of 95

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries. No such allowance was considered necessary at December 31, 2020 or 2019.

Concentration of Risks

99.9% of Crusader’s gross written premium was derived from California during the years ended December 31, 2020 and 2019. In 2020, approximately 30% and 56% of the $727,515 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively. In 2019, approximately 39% and 49% of the $939,689 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

		Year ended December 31
Name of Reinsurer	A.M. Best Rating (1)	2020	2019

Renaissance Reinsurance U.S. Inc.	A+	$11,906,416	$8,095,647
Hannover Ruck SE	A+	10,673,173	6,869,914
TOA Reinsurance Company of America	A	295,188	438,308
Other	A	172	7,827
Total		$22,874,949	$15,411,696

(1) A.M. Best ratings are as of December 31, 2020.

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

In August, 2018, the FASB issued ASU 2018-13 “Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements for assets and liabilities measured at fair value. The amendments in this ASU require certain existing disclosure requirements to be modified or removed, and certain new disclosure requirements to be added. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 did not have a material impact to the Company’s disclosures.

68 of 95

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

In December of 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes or ASU 2019-12.  ASU 2019-12 is expected to reduce the cost and complexity related to the accounting for income taxes. The ASU removes specific exceptions to the general principles in Topic 740 and improves the financial statement preparer's application of income tax related guidance. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

NOTE 2 – CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash and cash equivalents reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	Year ended December 31
	2020	2019

Cash	$3,383,048	$2,490,902
Cash equivalents	574,932	3,290,737
Cash and cash equivalents	$3,957,980	$5,781,639

Cash equivalents were comprised of highly liquid investments with initial maturity of 90 days or less. As of December 31, 2020 and 2019, cash equivalents included custodial trust, bank money market accounts, and a bank savings account.

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

NOTE 4 – INVESTMENTS

A summary of investment income, net of investment expenses, net realized gains, and net unrealized investment gains on equity securities is as follows:

	Year ended December 31
	2020	2019

Fixed maturities	$2,068,592	$2,162,142
Equities	28,727	—
Short-term investments and cash equivalents	24,603	65,642
Gross investment income	2,121,922	2,227,784
Less investment expenses	(133,679)	(129,842)
Net investment income	1,988,243	2,097,942
Net realized gains (losses)	97,771	(12,661)
Net unrealized gains on equity securities	198,266	—
Net investment income, realized gains (losses) and unrealized gains	$2,284,280	$2,085,281

69 of 95

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2020, by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$11,064,202	$11,169,232
Due after one year through five years	30,090,910	31,260,694
Due after five years through ten years	18,476,051	19,806,444
Due after ten years and beyond	21,238,117	21,971,324
Total fixed maturities	$80,869,280	$84,207,694

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,596,808	$235,373	$—	$10,832,181
Corporate securities	44,159,926	2,347,826	(55,847)	46,451,905
Agency mortgage-backed securities	25,314,546	833,336	(22,274)	26,125,608
Held-to-maturity fixed maturities:
Certificates of deposit	798,000	—	—	798,000
Total fixed maturities	$80,869,280	$3,416,535	$(78,121)	$84,207,694

December 31, 2019
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,105,795	$130,564	$(1,027)	$15,235,332
Corporate securities	41,953,378	1,076,012	(57)	43,029,333
Agency mortgage-backed securities	24,943,238	293,757	(1,950)	25,235,045
Held-to-maturity fixed maturities:
Certificates of deposit	798,000	—	—	798,000
Total fixed maturities	$82,800,411	$1,500,333	$(3,034)	$84,297,710

As of December 31, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $824,500 and $787,653 on December 31, 2020, respectively.

70 of 95

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is as follows:

	Year ended December 31
	2020	2019

Gross unrealized gains of fixed maturities	$3,416,535	$1,500,333
Gross unrealized losses of fixed maturities	(78,121)	(3,034)
Net unrealized gains on investments	3,338,414	1,497,299
Deferred federal tax expense	(701,067)	(314,433)
Net unrealized gains, net of deferred income taxes	$2,637,347	$1,182,866

A summary of estimated fair value and gross unrealized losses in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
U.S. Treasury securities	$—	$—	—	$—	$—	—
Corporate securities	2,101,986	(55,847)	2	—	—	—
Agency mortgage-backed securities	3,223,329	(22,274)	12	—	—	—
Total debt securities	5,325,315	(78,121)	14	—	—	—
Equity securities	723,346	(37,357)	25	—	—	—
Total	$6,048,661	$(115,478)	39	$—	$—	—

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2019
U.S. Treasury securities	$1,996,562	$(253)	1	$1,002,031	$(775)	1
Corporate securities	999,818	(56)	1	—	—	—
Agency mortgage-backed securities	750,058	(1,950)	2	—	—	—
Total	$3,746,438	$(2,259)	4	$1,002,031	$(775)	1

The Company monitors its investments closely. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2020, and December 31, 2019, were determined to be temporary.

Although the Company does not intend to sell its fixed maturity investments prior to maturity, the Company may sell investment securities from time to time in response to cash flow requirements, economic and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity.

	December 31	December 31
	2020	2019

Fixed maturities securities sold
Number of securities sold	15	3
Amortized cost of sold securities	$5,529,470	$2,997,098
Realized gains (losses) on sales	$52,053	$(12,679)

Fixed maturities securities called
Number of securities called	4	1
Amortized cost of called securities	$2,449,503	$999,982
Realized gains on calls	$497	$18

71 of 95

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company started investing in common stock equity securities during the year ended December 31, 2020. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	December 31	December 31
	2020	2019

Cost	$2,548,440	$—
Unrealized gain	198,266	—
Fair market value of equity securities	$2,746,706	$—

The Company’s investment in certificates of deposit included $598,000 of brokered certificates of deposit as of December 31, 2020 and 2019. All of the Company’s certificates of deposit are within the Federal Deposit Insurance Corporation (“FDIC”) insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

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

72 of 95

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,832,181	$—	$—	$10,832,181
Corporate securities	—	46,451,905	—	46,451,905
Agency mortgage-backed securities	—	26,125,608	—	26,125,608
Equity securities	2,746,706	—	—	2,746,706
Short-term investments	200,000	—	—	200,000
Total financial instruments at fair value	$13,778,887	$72,577,513	$—	$86,356,400

December 31, 2019
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$15,235,332	$—	$—	$15,235,332
Corporate securities	—	43,029,333	—	43,029,333
Agency mortgage-backed securities	—	25,235,045	—	25,235,045
Short-term investments	2,196,815	—	—	2,196,815
Total financial instruments at fair value	$17,432,147	$68,264,378	$—	$85,696,525

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

As a result of the spread of the ongoing coronavirus (“COVID-19”) pandemic, economic uncertainties have arisen which are likely to impact the fair value of investments, day to day administration of the business and premium volume. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is likely that the fair value of its investment portfolio will be adversely affected by the volatility in the capital markets, as well as general economic conditions as a result of the coronavirus and governmental responses to the pandemic. The financial impact of these uncertainties is unknown at this time.

NOTE 6 – REAL ESTATE HELD FOR SALE, NET AND PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2020	2019

Real estate held for sale, located in Calabasas, California	$10,202,676	$—
Accumulated depreciation and amortization	(1,867,659)	—
Real estate held for sale, net	$8,335,017	$—

Building and tenant improvements, located in Calabasas, California	—	8,411,541
Furniture, fixtures, equipment	2,191,411	2,110,653
Computer software	467,275	459,899
Accumulated depreciation and amortization	(2,423,617)	(3,617,381)
Computer software under development	1,803,346	1,074,398
Land located in Calabasas, California	—	1,787,485
Property and equipment, net	$2,038,415	$10,226,595

73 of 95

Real estate held for sale, owned by Crusader, includes land, building, and leasehold improvements. On September 29, 2020, the real estate was listed for sale at a price of $12,999,000. Upon the listing, the Company stopped recording the depreciation expense on the Calabasas building and the leasehold improvements in the Calabasas building. On October 23, 2020, Crusader entered into an agreement to sell the building, the leasehold improvements and substantially all existing furniture, fixtures and equipment for a sale price of $12,695,000. The building was sold on February 12, 2021.

Through the date of the real estate listing, depreciation on the Calabasas building was computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas building is computed using the straight line method over 3 to 15 years. Through the date of the real estate listing, amortization of leasehold improvements in the Calabasas building was computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the years ended December 31, 2020 and 2019 were $673,895 and $565,876, respectively.

For the years ended December 31, 2020 and 2019, the Calabasas building has generated rental revenue from non-affiliated tenants in the amount of $150,319 and $177,596, and incurred operating expenses in the amount of $677,930 and $669,359, which included depreciation, respectively. These amounts are included in “Other income” from insurance company operation and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

The total square footage of the Calabasas building is 46,884, including common areas. As of December 31, 2020, 6,942 square feet of the Calabasas building was leased to non-affiliated entities and 7,539 square feet was vacant and available to be leased to non-affiliated entities.

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

NOTE 7 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	Year ended December 31
	2020	2019

Premium and commission receivable	$2,476,679	$2,178,476
Premium finance notes receivable	2,036,960	3,041,931
Total premium and notes receivable	4,513,639	5,220,407
Allowance for doubtful accounts	(1,192,302)	(1,200,970)
Receivables, net	$3,321,337	$4,019,437

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

Bad debt expense was $6,450 and $7,881 for the years ended December 31, 2020 and 2019, respectively.

74 of 95

NOTE 8 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense case and incurred but not reported (“IBNR”) reserves are as follows:

	Year ended December 31
	2020	2019

Gross reserves:
Case reserves	$26,363,695	$23,663,743
IBNR reserves	48,529,814	31,402,737
Total gross reserves	$74,893,509	$55,066,480

Reserves net of reinsurance:
Case reserves	$21,027,703	$18,128,008
IBNR reserves	31,612,164	22,212,617
Total net reserves	$52,639,867	$40,340,625

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2020		2019

CMP	$73,545,181	98.2%	$54,270,633	98.6%
Other liability	1,283,174	1.7%	776,957	1.4%
Other	65,154	0.1%	18,890	0.0%
Total	$74,893,509	100.0%	$55,066,480	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2020	2019

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$40,340,625	$42,125,553

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	26,683,872	19,384,942
Provision for incurred events of prior years	7,959,048	3,191,185
Total incurred losses and loss adjustment expenses	34,642,920	22,576,127

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	8,285,021	6,210,475
Losses and loss adjustment expenses attributable to insured events of prior years	14,058,657	18,150,580
Total payments	22,343,678	24,361,055

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	52,639,867	40,340,625
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	22,253,642	14,725,855
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$74,893,509	$55,066,480

75 of 95

The $26,683,872 provision for insured events of current year for the year ended December 31, 2020, was $7,298,930 higher than the $19,384,942 provision for insured events of current year for the year ended December 31, 2019, due primarily to increased IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals. The increases in IBNR reserves were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

The $7,959,048 adverse development of insured events of prior years for the year ended December 31, 2020, was $4,767,863 higher than the $3,191,185 adverse development of insured events of prior year for the year ended December 31, 2019, due primarily to increases in 2018 and 2019 accident year IBNR reserves associated with the Apartments & Commercial Buildings and Transportation verticals. The increases in IBNR were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period. Sometimes the previous claims costs estimates prove to have been too high; sometimes they prove to have been too low. The fluctuation in development of insured events of prior years’ underscores the inherent uncertainty in insurance claims costs, especially for a relatively small insurer, such as Crusader. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate. Management concluded that the differences noted above are differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of Crusader.

The following table presents loss development information by accident year, including cumulative incurred and paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims as of December 31, 2020:

Accident Year	Cumulative Incurred	Cumulative Paid	Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2011	$19,150,281	$19,150,278	$—	1,020
2012	18,327,346	18,020,565	222	967
2013	22,802,931	22,802,275	2	849
2014	18,048,285	17,806,537	150,672	760
2015	24,495,614	21,502,400	635,716	749
2016	26,337,621	23,326,143	1,565,938	803
2017	25,091,934	18,869,369	3,060,474	807
2018	20,670,880	12,129,118	6,146,217	605
2019	19,182,851	7,603,418	7,134,966	639
2020	24,302,958	6,004,292	12,910,459	699
Total	$218,410,701	$167,214,395	$31,604,666

The following table reconciles the above cumulative incurred and paid data to Crusader’s loss and loss adjustment expense reserves:

	Year ended December 31
	2020	2019

Cumulative incurred losses and ALAE	$218,410,701	$203,000,161
Less cumulative paid losses and ALAE	(167,214,395)	(164,132,073)
Reserve for unpaid losses and ALAE (latest 10 accident years)	51,196,306	38,868,088
Reserves for unpaid losses and ALAE (beyond latest 10 accident years)	79,703	126,042
Reserves for unpaid unallocated loss adjustment expenses	1,363,858	1,346,495
Reserve for unpaid losses and loss adjustment expenses, net of reinsurance	52,639,867	40,340,625
Reinsurance recoverable on unpaid losses and loss adjustment expenses	22,253,642	14,725,855
Reserve for unpaid losses and loss adjustment expenses, gross of reinsurance	$74,893,509	$55,066,480

76 of 95

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

NOTE 9 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2020	2019

Deferred policy acquisition costs at beginning of year	$3,619,594	$3,489,728
Policy acquisition costs deferred during year	4,782,461	5,090,712
Policy acquisition costs amortized during year	(4,898,807)	(4,960,846)
Deferred policy acquisition costs at end of year	$3,503,248	$3,619,594

Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs, which are related to and vary with the production of Crusader policies. Policy acquisition costs are deferred and amortized as the related premium is earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income on insurance policies generated from these costs, including investment income. The Company recognized a premium deficiency of $150,000 as of December 31, 2020. The Company did not carry a premium deficiency reserve as of December 31, 2019.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2020	2019

Premium payable	$393,466	$480,078
Unearned policy fee income	454,883	520,064
Retirement plans	145,473	112,827
Accrued salaries and employee benefits	973,504	501,414
Commission payable	869	1,764
Security deposit for Calabasas building sale	380,850	—
Other	1,228,405	514,153
Total accrued expenses and other liabilities	$3,577,450	$2,130,300

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

77 of 95

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

Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2020 and 2019 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2020	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

2019	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar years 2020 and 2019, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

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

On April 1, 2020, Crusader and Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of the Company, entered into a reinsurance arrangement with United Specialty Insurance Company (“USIC”), pursuant to which USIC would underwrite property and casualty insurance policies by and through Unifax and such policies would be reinsured by Crusader. On September 2, 2020, the Company placed a moratorium on placing any new risks with USIC by Unifax pending negotiations among Crusader, Unifax, and USIC pursuant to the issues raised by the DOI regarding the structure of the reinsurance arrangement and its compliance with the California Insurance Holding Company System Act (the “Insurance Act”).

78 of 95

On November 24, 2020, as a result of such negotiations with the DOI, Crusader, Unifax and USIC agreed to rescind certain agreements by and among USIC, Crusader and Unifax. The effect of such rescissions was that the rescinded agreements were deemed never to have existed and no insurance policies were deemed issued, and no premium deemed written, collected or reported with respect to those agreements. Further, on November 24, 2020, the parties entered into various restructured arrangements in order to address the issues raised by the DOI with respect to California insurance laws. In particular, the parties eliminated all intercompany duties so that the arrangement would not require prior approval by the DOI under the Insurance Act. Details of the restructured arrangements with USIC include the following:

  On November 24, 2020, USIC and Crusader entered into a new Quota Share Reinsurance Agreement, effective April 1, 2020, (the “New Reinsurance Agreement”), pursuant to which Crusader will reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax for property, general liability, CMP property, CMP liability and other miscellaneous coverages, subject to certain maximum policy limits. Policies placed with USIC by Unifax and reinsured with Crusader prior to November 24, 2020 remain in place without interruption or change and are subject to the New Reinsurance Agreement.

  On November 24, 2020, USIC and Unifax entered into a Surplus Line Broker Agreement, effective April 1, 2020 (the “Broker Agreement”), pursuant to which, and subject to the terms, conditions and limitations set forth therein, USIC authorized Unifax to act as its broker and agent for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the New Reinsurance Agreement. Under the Broker Agreement, Unifax is entitled to retain a commission for policies produced based on a percentage of the premiums on business placed with USIC. Unifax has agreed to indemnify and hold USIC harmless from any losses relating to the Broker Agreement. The Broker Agreement may be terminated in specified events, including by any party upon 90 days written notice to the other parties and automatically upon cancellation or termination of the New Reinsurance Agreement.

  On November 24, 2020, USIC and U.S. Risk Managers, Inc. (“U.S. Risk”), a subsidiary of the Company, entered into a Claims Administration Agreement, effective as of April 1, 2020 (the “Claims Administration Agreement”). Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk, which is a licensed claims adjuster in the state of California, to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the New Reinsurance Agreement. U.S. Risk will be paid a fee by Unifax on behalf of USIC based on a percentage of earned premium. U.S. Risk will establish an account for payment of claims by U.S. Risk (the “Loss Fund Account”) pursuant to the Claims Administration Agreement. Pursuant to the terms of the New Reinsurance Agreement, Crusader will fund the Loss Fund Account provided for in the Claims Administration Agreement on behalf of USIC.U.S. Risk has agreed to indemnify and hold USIC harmless from any losses relating to the Claims Administration Agreement. The Claims Administration Agreement may be terminated in specified events, including by any party upon 90 days written notice to the other parties and automatically upon cancellation or termination of the Broker Agreement.

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

The effect of reinsurance on written premium, earned premium, and incurred losses and loss adjustment expenses is as follows:

	Year ended December 31
	2020	2019
Written premium:
Direct	$36,338,800	$35,803,950
Assumed	304,030	—
Ceded	(8,078,748)	(7,153,130)
Net written premium	$28,564,082	$28,650,820

Earned premium:
Direct	$36,108,230	$33,958,202
Assumed	156,639	—
Ceded	(8,096,701)	(7,220,734)
Net earned premium	$28,168,168	$26,737,468

Incurred losses and loss adjustment expenses:
Direct	$48,971,172	$36,712,252
Assumed	89,204	—
Ceded	(14,417,456)	(14,136,125)
Net incurred losses and loss adjustment expenses	$34,642,920	$22,576,127

Ceded earned premium as a percentage of gross earned premium (direct and assumed earned premium) was 22% in 2020 and 21% in 2019.

79 of 95

NOTE 13 – PROFIT SHARING PLAN

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. As required by the Plan, on an annual basis, the Company must contribute 3% of participants’ eligible compensation to the account of each participant. In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board. Under the Plan, participants have the option to make 401(k) and/or Roth 401(k) deferral contributions which are not matched by the Company. Participants must be employed by the Company on the last day of the Plan year and must have met certain service and eligibility requirements to be eligible for a contribution. Participants are eligible to request a distribution of their vested account balance upon death, retirement, minimum required distributions and termination of employment.

Contributions to the Plan are as follows:

Year ended December 31, 2020	$154,331
Year ended December 31, 2019	$138,670

NOTE 14 – STATUTORY CAPITAL AND SURPLUS

Crusader is required to file statutory financial statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ in certain respects from GAAP. The more significant of the differences for statutory accounting practices are (a) policy acquisition and commission costs are expensed when incurred rather than over the periods covered by the policies; (b) fixed maturity securities are reported at amortized cost, or the lower of amortized cost or fair value, depending on the quality of the security as specified by the National Association of Insurance Commissioners (“NAIC”); (c) non-admitted assets are charged directly against surplus; (d) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; (e) federal income taxes are recorded when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus; and (f) changes in deferred taxes are recorded directly to surplus as regards policyholders. Additionally, the cash flow presentation is not consistent with GAAP and reconciliation from net income to cash provided by operations is not presented. Comprehensive income is not presented under statutory accounting practices.

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2020	$26,893,515
As of December 31, 2019	$46,498,960

Crusader’s statutory net loss is as follows:

Year ended December 31, 2020	$(12,862,588)
Year ended December 31, 2019	$(2,190,703)

The California Department of Insurance (“CA DOI”) conducts periodic financial examinations of Crusader. During 2017, the CA DOI completed a financial examination of Crusader’s December 31, 2015, statutory financial statements. On June 23, 2017, a report of examination was officially filed and became part of the records of the CA DOI. The Company has complied with all comments and recommendations identified in the report of examination, and none of the issues in that report of examination had any material effect on Crusader.

80 of 95

The Company believes that Crusader’s statutory capital and surplus are sufficient to support the written premium guidelines established by the NAIC.

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI. Presently, without prior regulatory approval, Crusader may pay a dividend in any 12-month period to Unico up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Based on Crusader’s statutory surplus for the year ended December 31, 2020, the maximum dividend that could be made by Crusader to Unico without prior regulatory approval in 2021 is $2,689,351. During the years ended December 31, 2020 and 2019, Crusader issued cash dividends of $4,000,000 and $2,000,000 to Unico, respectively.

The NAIC uses a Risk-Based Capital (“RBC”) Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company’s current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The RBC Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company’s RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2020, was 278% of authorized control level RBC.

Crusader’s adjusted capital below 300% as of December 31, 2020, and combined loss ratio in excess of 120% for the year ended December 31, 2020, triggered a company action level event. Crusader has submitted to the insurance commissioner of the CA DOI a comprehensive plan to increase the adjusted capital above 300% to resolve the company action level event and is awaiting response from the CA DOI.

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

No options were granted to employees or non-employees during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, there was no unrecognized compensation cost. There were no stock options outstanding at December 31, 2020 and 2019. As of December 31, 2020, 100,000 share of the Company’s common stock were available under the 2011 Plan.

NOTE 16 – TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2020	2019
Federal expense (benefit):
Current	$—	$13,809
Deferred	3,566,840	(51,809)
Total tax expense (benefit)	$3,566,840	$(38,000)

State expense (benefit):
Current	$8,800	$8,800
Deferred	(28,042)	(104,987)
Total tax benefit	$(19,242)	$(96,187)

Total expense (benefit):
Current	$8,800	$22,609
Deferred	3,538,798	(156,796)
Total tax expense (benefit)	$3,547,598	$(134,187)

81 of 95

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 21% on income as shown in the following table:

	Year ended December 31
	2020	2019

Computed income tax benefit at 21%	$(3,768,138)	$(682,477)
Tax effect of:
State tax benefit, net of federal tax benefit	(572,511)	(139,765)
Change in valuation allowance – state net operating losses	557,310	63,777
Change in valuation allowance – federal	7,319,959	600,000
Other, including nondeductible expenses	10,920	23,989
Other – prior year true up	58	289
Income tax expense (benefit)	$3,547,598	$(134,187)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2020	2019
Deferred tax assets:
Discount on loss reserves	$531,845	$329,065
Unearned premium	759,659	747,217
Unearned commission income	438,574	432,969
Unearned policy fee income	127,293	145,533
Net operating loss carryforwards	7,769,603	4,145,783
State net operating loss carryforwards	2,402,438	1,931,665
Bad debt reserve	333,649	336,075
Other	237,803	205,292
Total gross deferred tax assets	12,600,864	8,273,599
Less valuation allowance	10,557,080	2,531,665
Total deferred tax assets	$2,043,784	$5,741,934

Deferred tax liabilities:
Policy acquisition costs	$858,705	$892,349
State tax on undistributed insurance company earnings	84,219	343,735
Federal tax liability on state deferred tax assets	91,277	90,461
Depreciation and amortization	266,880	175,524
Unrealized gains on investments	742,703	314,433
Total deferred tax liabilities	$2,043,784	$1,816,502

Net deferred tax assets	$—	$3,925,432

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

82 of 95

As of December 31, 2020, the Company had deferred tax assets of $7,769,603 generated from $36,998,110 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,402,438 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the twelve months ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080 that, in management’s judgment, are not more-likely-than-not to be realized. For the year ended December 31, 2019, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses in the amount of $600,000 and $1,931,665, respectively.

The current federal effected state tax rate is 6.98%.

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2017 and California state income tax authorities for tax returns filed starting at taxable year 2016. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2020, the Company had no unrecognized tax benefits, no unrecognized additional liabilities or reduction in deferred tax asset, and no uncertain tax positions. In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

NOTE 17 – REPURCHASE OF COMMON STOCK – EFFECT ON STOCKHOLDERS’ EQUITY

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program is effective immediately and replaces the Company’s existing share repurchase program that was adopted by the Board on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	December 31	December 31
	2020	2019

2020 Program
Number of shares repurchased	857	—
Cost of shares repurchased
Allocated to retained earnings	$4,071	$
Allocated to capital	422	—
Total cost of shares repurchased	$4,493	$—

2008 Program
Number of shares repurchased	978	383
Cost of shares repurchased
Allocated to retained earnings	$5,760	$2,108
Allocated to capital	480	188
Total cost of shares repurchased	$6,240	$2,296

83 of 95

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,507 of the currently outstanding shares of the Company’s common stock as of December 31, 2020. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

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

Altonji Consulting, LLC, owned by Gerard Altonji, a member of the Company’s Board of Directors, was engaged to provide consulting services for a $20,000 fee of which $15,000 was paid during the year ended December 31, 2020.

NOTE 19 – LOSS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted loss per share calculation is presented as follows:

	Year ended December 31
	2020	2019
Basic Loss Per Share
Net loss numerator	$(21,491,113)	$(3,115,703)

Weighted average shares outstanding denominator	5,305,829	5,306,879

Per share amount	$(4.05)	$(0.59)

Diluted Loss Per Share
Net loss numerator	$(21,491,113)	$(3,115,703)

Weighted average shares outstanding	5,305,829	5,306,879
Effect of diluted securities	—	—
Diluted shares outstanding denominator	5,305,829	5,306,879

Per share amount	$(4.05)	$(0.59)

As of December 31, 2020 and 2019, the Company had no common share equivalents that were excluded in the diluted loss per share calculation for years ended December 31, 2020 and 2019.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. Except as disclosed below and elsewhere, no events have occurred subsequent to December 31, 2020 requiring disclosure or recording in the consolidated financial statements.

On February 12, 2021, the Company, through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302, for approximately $12,695,000 (the “Sale”) to Mureau Road, LLC (“Mureau Road”), a subsidiary of Alliant Capital, Ltd. (“Alliant”). Mureau Road and Alliant do not have any material relationship with the Company or its subsidiaries, other than through the Sale and the Lease (as defined below) transactions. The Company recognized a gain of $4,359,982 and incurred selling costs of $666,124 on the sale of the building.

On February 12, 2021, the Standard-Multi Tenant Office Lease – Net, dated January 28, 2021 (the “Lease”), by and between Crusader and Mureau Road became effective in connection with the completion of the Sale. The Company has agreed to a one-year lease with Alliant for the second floor of the Property with an initial base rent of approximately $52,637 per month, where the Company will continue to operate its corporate headquarters.

84 of 95

NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2020 and 2019 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2020
Total revenues	$8,005,181	$7,976,227	$8,259,686	$8,319,017
Loss before taxes	$(1,145,498)	$(384,562)	$(14,345,916)	$(2,067,539)
Net loss	$(1,043,826)	$(434,814)	$(17,940,488)	$(2,071,985)
Loss per share: Basic	$(0.20)	$(0.08)	$(3.38)	$(0.39)
Diluted	$(0.20)	$(0.08)	$(3.38)	$(0.39)

Calendar Year 2019
Total revenues	$7,135,474	$7,795,098	$8,258,966	$8,183,276
Income (loss) before taxes	$(811,732)	$(342,670)	$330,726	$(2,426,214)
Net income (loss)	$(671,074)	$(276,677)	$212,467	$(2,380,419)
Income (loss) per share: Basic	$(0.13)	$(0.05)	$0.04	$(0.45)
Diluted	$(0.13)	$(0.05)	$0.04	$(0.45)

NOTE 22 – SUPPLEMENTARY INFORMATION ON LOSS AND ALAE DEVELOPMENT (UNAUDITED)

The following table presents cumulative incurred losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020

2011	18,120,563	17,900,250	17,605,460	17,014,895	17,879,595	18,224,634	19,187,240	19,094,732	19,156,281	19,150,281
2012		18,511,598	19,532,022	18,895,666	18,344,175	18,050,131	17,914,837	18,235,335	18,355,031	18,327,346
2013			19,570,946	20,118,343	20,323,841	21,742,580	22,798,398	22,397,394	22,859,132	22,802,931
2014				16,884,731	15,394,995	14,930,960	17,640,211	18,034,749	17,898,306	18,048,285
2015					20,452,199	20,840,034	22,471,512	21,707,615	23,006,844	24,495,614
2016						21,646,663	22,908,016	24,126,775	25,677,378	26,337,621
2017							21,914,736	23,453,130	23,876,588	25,091,934
2018								19,048,233	18,099,500	20,670,880
2019									17,349,941	19,182,851
2020										24,302,958

(1) The information for the years 2011 through 2019 is presented as unaudited required supplementary information.

85 of 95

The following table presents cumulative paid losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020

2011	4,719,943	8,608,287	11,212,490	14,251,525	16,115,802	17,422,583	19,027,232	19,087,866	19,133,302	19,150,278
2012		6,719,982	11,673,621	13,411,125	15,369,629	16,734,967	17,265,513	17,638,646	18,001,581	18,020,565
2013			7,594,731	10,656,777	14,319,057	19,067,334	21,415,490	21,875,978	22,364,215	22,802,275
2014				3,826,263	6,082,893	9,173,947	14,556,687	16,843,128	17,487,722	17,806,537
2015					6,263,796	11,151,955	14,978,639	17,700,688	20,148,880	21,502,400
2016						7,435,120	12,009,273	15,916,432	21,438,785	23,326,143
2017							6,405,641	11,503,228	15,289,400	18,869,369
2018								4,959,689	9,254,754	12,129,118
2019									4,292,275	7,603,418
2020										6,004,292

(1) The information for the years 2011 through 2019 is presented as unaudited required supplementary information.

The following table presents average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2020:

Years	1	2	3	4	5	6	7	8	9	10

	26.6%	18.8%	14.9%	15.8%	8.3%	3.3%	1.9%	0.7%	0.4%	0.4%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based upon its assessment, the Company’s management believes that as of December 31, 2020, the Company’s internal control over financial reporting is effective based on these criteria.

Item 9B. Other Information.

None.

86 of 95

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

87 of 95

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1. Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2020, are contained herein as listed in the Index to Consolidated Financial Statements on Page 56.

2. Financial schedules:

Schedule II - Condensed Financial Information of Registrant

Schedule III - Supplemental Insurance Information

Schedules other than those listed above are omitted, since they are not applicable, not required, or the information required being set forth is included in the consolidated financial statements or notes.

3. Exhibits:

3.1	Articles of Incorporation of Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
3.2	Second Amended and Restated Bylaws, as amended, of Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on July 16, 2019.)
3.3	Amendment No. 1 to Second Amended and Restated Bylaws effective December 9, 2019. (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on December 11, 2019.)
3.4	Amendment No. 2 to Second Amended and Restated Bylaws effective January 10, 2020. (Incorporated herein by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K filed on January 14, 2020.)
10.1	The 2011 Incentive Stock Option Plan of Unico American Corporation. (Incorporated by reference to Annex A to Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2011.)#
10.2	Job offer to Michael Budnitsky dated August 12, 2014. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)#
10.3	Form of Indemnification Agreement. (Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December, 31, 2017, filed on April 27, 2018.)#
10.4	Letter Agreement, dated August 10, 2020, from Unico American Corporation to Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 12, 2020).
10.5	Standard Multi-Tenant Office Lease – Net, dated January 28, 2021, by and among Crusader Insurance Company and Mureau Road, LLC.
10.6	Rescission Agreement to the Quota Share Reinsurance Agreement dated April 1, 2020, by and among Crusader Insurance Company and United Specialty Insurance Company.
10.7	Rescission Agreement to the General Agency Agreement dated April 1, 2020, by and among Unifax Insurance Systems, Inc. and United Specialty Insurance Company.
10.8*	Quota Share Reinsurance Agreement, effective April 1, 2020, by and between Crusader Insurance Company and United Specialty Insurance Company.
10.9*	Surplus Line Broker Agreement, effective April 1, 2020, by and between Unifax Insurance Systems, Inc. and United Specialty Insurance Company.
10.10*	Claims Administration Agreement, effective as of April 1, 2020, by and among U.S. Risk Managers, Inc., a subsidiary of the Registrant, and United Specialty Insurance Company.
10.11	Reinsurance trust agreement entered into by and among Crusader Insurance Company and United Specialty Insurance Company held by Comerica Bank & Trust, National Association Trustee, effective April 1, 2020. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 10-Q filed on May 15, 2020).
21	Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1984.)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholder’s Equity; and (vi) the Notes to Consolidated Financial Statements.**

# Indicates management contract or compensatory plan or arrangement.

* Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

** XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

Not applicable.

88 of 95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO AMERICAN CORPORATION

By: /s/ Michael Budnitsky

Michael Budnitsky

President and Chief

Executive Officer

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, including a majority of the Board of Directors of the Registrant.

Signature	Title	Date

/s/ Michael Budnitsky Michael Budnitsky	Chief Executive Officer, President, Treasurer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)	March 31, 2021

/s/ Gerard J. Altonji	Director	March 31, 2021
Gerard J. Altonji

/s/ Erwin Cheldin Erwin Cheldin	Director	March 31, 2021
/s/ John B. Keefe, Sr.	Director	March 31, 2021
John B. Keefe, Sr.
/s/ Joycelyn M. Ray	Director	March 31, 2021
Joycelyn M. Ray
/s/ Steven L. Shea	Director	March 31, 2021
Steven L. Shea

/s/ Jeffrey M. Tuder	Director	March 31, 2021
Jeffrey M. Tuder

89 of 95

SCHEDULE II

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

AS OF DECEMBER 31

	2020	2019

ASSETS
Cash	48,098	253,890
Receivables due from subsidiaries	1,510,438	1,750,869
Investments in subsidiaries	31,530,860	51,463,601
Property and equipment, net	2,037,522	1,688,810
Other assets	257,471	153,576
Total Assets	$35,384,389	$55,310,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued expenses and other liabilities	$351,429	$230,421
Total Liabilities	$351,429	$230,421

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock	$3,771,767	$3,772,669
Accumulated other comprehensive gain	2,637,347	1,182,867
Retained earnings	28,623,846	50,124,789
Total Stockholders’ Equity	$35,032,960	$55,080,325

Total Liabilities and Stockholders’ Equity	$35,384,389	$55,310,746

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

90 of 95

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2020	2019

REVENUES

Net investment income	$65,882	$120,193
Other income	7,088	10,818
Total Revenues	72,970	131,011

EXPENSES

General and administrative expenses	176,862	87,600
(Loss) Income before equity in net income of subsidiaries	(103,892)	43,411
Equity in net loss of subsidiaries	(21,387,221)	(3,159,114)
Net Loss	$(21,491,113)	$(3,115,703)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

91 of 95

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE LOSS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2020	2019

Net loss	$(21,491,113)	$(3,115,703)
Other changes in comprehensive income (loss) :
Changes in unrealized gains on securities classified as available-for-sale arising during the period, net of income tax	1,454,481	2,282,902
Comprehensive Loss	$(20,036,632)	$(832,801)

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

92 of 95

SCHEDULE II (continued)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

	2020	2019

Cash flows from operating activities:
Net loss	$(21,491,113)	$(3,115,703)
Adjustments to reconcile net loss to net cash from operations:
Undistributed equity in net loss of subsidiaries	21,387,221	3,159,114
Depreciation and amortization, gross of asset retirement	468,370	294,039
Accrued expenses and other liabilities	121,008	(1,365)
Other assets	(103,895)	127,081
Net Cash Provided by Operating Activities	381,591	463,166

Cash flows from investing activities:
Purchases of property and equipment, gross of asset retirement	(817,082)	(1,218,385)
Dividends received from subsidiaries	4,000,000	2,000,000
Net change in payables and receivables from subsidiaries	(3,759,568)	(1,334,836)
Net Cash Used by Investing Activities	(576,650)	(553,221)

Cash flows from financing activities:
Repurchase of common stock	(10,733)	(2,296)
Net Cash Used by Financing Activities	(10,733)	(2,296)

Net decrease in cash	(205,792)	(92,351)
Cash at beginning of year	253,890	346,241
Cash at End of Year	$48,098	$253,890

See accompanying notes to condensed financial information.

See accompanying report of independent registered accounting firm.

93 of 95

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Dividends

Unico received cash dividends from Crusader of $4,000,000 and $2,000,000 in the years ended December 31, 2020 and 2019, respectively.

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

Reimbursement of Expenses

Unico was reimbursed certain expenses by its subsidiaries. These expenses included depreciation and amortization of $468,370 and $294,038 for the years ended December 31, 2020 and 2019, respectively.

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

94 of 95

SCHEDULE III

UNICO AMERICAN CORPORATION AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION

Future
		Benefits,				Benefits,	Amortization
	Deferred	Losses,				Claims,	of Deferred
	Policy	and Loss			Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Written
	Cost	Expenses	Premium	Revenue	Income	Expenses	Costs	Costs	Premium

Year ended December 31, 2020	$3,503,248	$74,893,509	$18,188,298	$28,168,168	$1,988,243	$34,642,920	$4,898,807	$10,961,899	$28,564,082
Year ended December 31, 2019	$3,619,594	$55,066,480	$17,810,337	$26,737,468	$2,097,942	$22,576,127	$4,960,846	$7,085,731	$28,650,820

See accompanying report of independent registered accounting firm.

95 of 95