Form 10-Q
period 2021-03-31
UNICO AMERICAN CORP
filed 2021-05-17
CIK 100716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021 or

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

Yes X                   No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X    No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2021
Common Stock, no par value per share	5,304,885

UNICO AMERICAN CORPORATION

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

● substantial historical net losses, which may continue in the future;
● failure to meet minimum capital and surplus requirements;
● vulnerability to climate change and significant catastrophic property loss;
● the impact of the recent coronavirus pandemic;
● ability to adjust claims accurately;
● insufficiency of loss and loss adjustment expense reserves to cover future losses;
● ability to realize deferred tax assets;
● the negative impact of emerging claim and coverage issues;
● ability to accurately underwrite risks and charge adequate premium;
● ability to obtain reinsurance or collect from reinsurers and or losses in excess of reinsurance limits;
● excess underwriting capacity and unfavorable premium rates;
● extensive regulation and legislative changes;
● risk management framework could prove inadequate;
● reliance on subsidiaries to satisfy obligations, including privacy and data protection laws;
● downgrade in financial strength rating or long-term issuer credit rating by A.M. Best;
● changes in interest rates;
● investments subject to credit, prepayment and other risks;
● geographic concentration;
● single operating location;
● reliance on independent insurance agents and brokers;
● insufficient reserve for doubtful accounts;
● litigation;
● enforceability of exclusions and limitations in policies;
● difficulty in acquiring necessary data;
● reliance on information technology systems;
● systems damage, failures, interruptions, cyber-attacks and intrusions, or unauthorized data disclosures;
● delays and cost overruns in connection with the upgrade of its legacy information technology system;
● ability to attract, develop and retain employees and maintain appropriate staffing levels;
● insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships;
● ability to effectively compete;
● levy assessments by various underwriting pools and programs;
● maximization of long-term value which may sometimes conflict with short-term earnings expectations;

● control by a small number of stockholders;
● difficulty in effecting a change of control or sale of any subsidiaries;
● limited trading of stock;
● changes in accounting standards issued by the Financial Accounting Standards Board;
● changes in federal or state tax laws;
● ability to prevent or detect acts of fraud with disclosure controls and procedures;
● change in general economic conditions;
● dependence on key personnel;
● no assurance of dividend declaration in the future so returns may be limited to stock value;
● significant costs and substantial management time devoted to operating as a public company; and
● failure to maintain effective system of internal controls.

Please see Part I - Item 1A – “Risk Factors” in the Company’s 2020 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”), as well as other documents we file with the SEC from time-to-time, for other important factors that could cause the Company’s actual results to differ materially from the Company’s current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2021	2020
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $86,519,732 at
March 31, 2021, and $80,071,280 at December 31, 2020)	$88,550,354	$83,409,694
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $798,000 at
March 31, 2021, and $798,000 at December 31, 2020)	798,000	798,000
Equity securities, at fair value (cost: $2,834,034 at March 31, 2021,
and $2,548,440 at December 31, 2020)	3,183,967	2,746,706
Short-term investments, at fair value	2,949,946	200,000
Total Investments	95,482,267	87,154,400
Cash and cash equivalents	7,772,757	3,957,980
Accrued investment income	498,322	402,046
Receivables, net	3,586,912	3,321,337
Reinsurance recoverable:
Paid losses and loss adjustment expenses	78,311	621,307
Unpaid losses and loss adjustment expenses	22,133,366	22,253,642
Deferred policy acquisition costs	3,567,638	3,503,248
Real estate held for sale, net	-	8,335,017
Property and equipment, net	2,228,085	2,038,415
Other assets	254,999	313,363
Total Assets	$135,602,657	$131,900,755

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$74,402,333	$74,893,509
Unearned premium	19,283,208	18,188,298
Advance premium and premium deposits	143,236	208,538
Accrued expenses and other liabilities	5,506,372	3,577,450
Total Liabilities	$99,335,149	$96,867,795

Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock, no par value – authorized 10,000,000 shares; 5,304,885 shares issued and outstanding at March 31, 2021, and December 31, 2020	$3,771,767	$3,771,767
Accumulated other comprehensive income	1,604,192	2,637,347
Retained earnings	30,891,549	28,623,846
Total Stockholders’ Equity	$36,267,508	$35,032,960

Total Liabilities and Stockholders' Equity	$135,602,657	$131,900,755

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2021	2020
REVENUES
Insurance company operation:
Net earned premium	$6,603,760	$6,911,134
Net investment income	514,723	520,692
Net realized investments gains	55,399	1,114
Net realized gains on real estate sale	3,693,858	-
Net unrealized investments gains (losses) on equity securities	151,667	(44,800)
Other income (loss)	(26,752)	80,937
Total Insurance Company Operation	10,992,655	7,469,077

Other insurance operations:
Gross commissions and fees	433,461	469,069
Finance charges and fees earned	44,998	67,019
Other income	540	16
Total Revenues	11,471,654	8,005,181

EXPENSES
Losses and loss adjustment expenses	5,585,213	5,877,385
Policy acquisition costs	1,021,965	1,144,425
Salaries and employee benefits	1,128,090	1,122,499
Commissions to agents/brokers	20,568	25,955
Other operating expenses	1,173,479	980,415
Total Expenses	8,929,315	9,150,679

Income (Loss) before taxes	2,542,339	(1,145,498)
Income tax benefit (expense)	(274,636)	101,672
Net Income (Loss)	$2,267,703	$(1,043,826)

PER SHARE DATA:
Basic
Income (Loss) Per Share	$0.43	$(0.20)
Weighted Average Shares	5,304,885	5,306,720

Diluted
Income (Loss) Per Share	$0.43	$(0.20)
Weighted Average Shares	5,304,885	5,306,720

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31
	2021	2020

Net income (loss)	$2,267,703	$(1,043,826)
Other changes in comprehensive income (loss):
Changes in unrealized losses on securities classified as available-for-sale arising during the period, net of income tax	(1,033,155)	(299,993)
Comprehensive Income (Loss)	$1,234,548	$(1,343,819)

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares		Accumulated Other Comprehensive
	Issued and Outstanding	Amount	Income (Loss)	Retained Earnings	Total

Balance – December 31, 2019	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

Shares repurchased	(978)	(480)	-	(5,760)	(6,240)
Change in comprehensive loss, net of deferred income tax	-	-	(299,993)	-	(299,993)
Net loss	-	-	-	(1,043,826)	(1,043,826)
Balance – March 31, 2020	5,305,742	$3,772,189	$882,873	$49,075,204	$53,730,266

	Common Shares		Accumulated Other Comprehensive
	Issued and Outstanding	Amount	Income (Loss)	Retained Earnings	Total

Balance – December 31, 2020	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960

Change in comprehensive loss, net of deferred income tax	-	-	(1,033,155)	-	(1,033,155)
Net income	-	-	-	2,267,703	2,267,703
Balance – March 31, 2021	5,304,885	$3,771,767	$1,604,192	$30,891,549	$36,267,508

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,267,703	$(1,043,826)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	105,373	188,085
Bond amortization, net	(331,776)	(6,711)
Bad debt expense	5,506	(25)
Net realized investment gains	(97,772)	(1,114)
Net realized gains on real estate sale	(3,693,858)	-
Net unrealized investment losses (gains) on equity securities	(151,667)	44,800
Changes in assets and liabilities:
Net receivables and accrued investment income	(367,356)	(73,468)
Reinsurance recoverable	663,272	(353,724)
Deferred policy acquisition costs	(64,390)	(68,385)
Other assets	58,364	(38,153)
Unpaid losses and loss adjustment expenses	(491,176)	1,073,118
Unearned premiums	1,094,910	297,061
Advance premium and premium deposits	(65,302)	125,944
Accrued expenses and other liabilities	1,928,922	(48,814)
Income taxes current/deferred	274,636	(101,672)
Net Cash Provided (Used) by Operating Activities	1,135,389	(6,884)

Cash flows from investing activities:
Purchase of fixed maturity investments	(11,008,996)	(1,735,823)
Purchase of equity securities	(285,594)	(502,484)
Proceeds from maturity of fixed maturity investments	3,491,804	1,328,128
Proceeds from sale or call of fixed maturity investments	1,498,288	603,543
Purchase of short-term investments	(2,749,946)	(1,202)
Proceeds from sale of real estate held for sale	12,028,875	-
Purchase of property and equipment	(295,043)	(184,652)
Net Cash Provided (Used) by Investing Activities	2,679,388	(492,490)

Cash flows from financing activities:
Repurchase of common stock	-	(6,240)
Net Cash Used by Financing Activities	-	(6,240)

Net increase (decrease) in cash and cash equivalents	3,814,777	(505,614)
Cash and cash equivalents at beginning of period	3,957,980	5,781,639
Cash and Cash Equivalents at End of Period	$7,772,757	$5,276,025

Supplemental cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$8,800

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION
 AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to current quarter presentation.

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

●
Available-for-sale fixed securities, equity securities, and short-term investments – Fair values are obtained from widely accepted third party vendors.

The Company has used the following methods and assumptions for estimating fair value for other financial instruments not carried at fair value:

●
Cash and cash equivalents – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

●
Long-term certificates of deposit – The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value.

●
Receivables, net – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

●
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

NOTE 2 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program was effective immediately and replaced the Company’s existing share repurchase program that was adopted by the Board of Directors on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	Three Months Ended March 31
	2021	2020
2020 Program
Number of shares repurchased	-	-
Cost of shares repurchased
Allocated to retained earnings	$-	$-
Allocated to capital	-	-
Total cost of shares repurchased	$-	$-

2008 Program
Number of shares repurchased	-	978
Cost of shares repurchased
Allocated to retained earnings	$-	$5,760
Allocated to capital	-	480
Total cost of shares repurchased	$-	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,507 of the currently outstanding shares of the Company’s common stock as of March 31, 2021. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

NOTE 3 – INCOME (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic income (loss) per share and diluted income (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
Basic Income (Loss) Per Share
Net income (loss)	$2,267,703	$(1,043,826)

Weighted average shares outstanding	5,304,885	5,306,720

Basic income (loss) per share	$0.43	$(0.20)

	Three Months Ended March 31
	2021	2020
Diluted Income (Loss) Per Share
Net income (loss)	$2,267,703	$(1,043,826)

Weighted average shares outstanding	5,304,885	5,306,720
Effect of diluted securities	-	-
Diluted shares outstanding	5,304,885	5,306,720

Diluted income (loss) per share	$0.43	$(0.20)

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

In December of 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes or ASU 2019-12.  ASU 2019-12 is expected to reduce the cost and complexity related to the accounting for income taxes. The ASU removes specific exceptions to the general principles in Topic 740 and improves the financial statement preparer's application of income tax related guidance. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2021, and December 31, 2020, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As of March 31, 2021, the Company had deferred tax assets of $7,510,566 generated from $35,764,600 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,551,432 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the three months ended March 31, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,346,084 that, in management’s judgment, are not more-likely-than-not to be realized. For the year ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – REAL ESTATE HELD FOR SALE, NET AND PROPERTY AND EQUIPMENT, NET

Real estate held for sale consists of the following:

	March 31	December 31
	2021	2020

Real estate held for sale, located in Calabasas, California	$-	$10,202,676
Accumulated depreciation and amortization	-	(1,867,659)
Real estate held for sale, net	$-	$8,335,017

Property and equipment consist of the following:

	March 31	December 31
	2021	2020

Furniture, fixtures, equipment	2,188,132	2,191,411
Computer software	466,892	467,275
Accumulated depreciation and amortization	(2,536,237)	(2,423,617)
Computer software under development	2,109,298	1,803,346
Property and equipment, net	$2,228,085	$2,038,415

On February 12, 2021, the Company, through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302 (the “Calabasas Building”), for approximately $12,695,000 (the “Sale”) to Mureau Road, LLC (“Mureau Road”), a subsidiary of Alliant Capital, Ltd. (“Alliant”). Mureau Road and Alliant do not have any material relationship with the Company or its subsidiaries, other than through the Sale and the Lease (as defined below) transactions. The Company recognized a gain of $3,693,858 on the sale of the Calabasas Building.

On February 12, 2021, the Standard-Multi Tenant Office Lease – Net, dated January 28, 2021 (the “Lease”), by and between Crusader and Mureau Road became effective in connection with the completion of the Sale. The Company has agreed to a lease, which expires on January 31, 2022, with Alliant for the second floor of the Calabasas Building with an initial base rent of approximately $52,637 per month, where the Company will continue to operate its corporate headquarters.

Through the date of the real estate listing, depreciation on the Calabasas Building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas Building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas Building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2021 and 2020 was $121,727 and $188,085, respectively.

For the three months ended March 31, 2021 and 2020, the Calabasas Building has generated rental revenue from non-affiliated tenants in the amount of $13,806 and $53,290, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2021 and 2020, the Calabasas Building incurred operating expenses (including depreciation) in the amount of $95,964 and $190,097, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

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

The hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) or unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2021, and December 31, 2020:

	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,883,041	$-	$-	$10,883,041
Corporate securities	-	47,462,245	-	47,462,245
Agency mortgage-backed securities	-	30,205,068	-	30,205,068
Equity securities	3,183,967	-	-	3,183,967
Short-term investments	2,949,946	-	-	2,949,946
Total financial instruments at fair value	$17,016,954	$77,667,313	$-	$94,684,267

December 31, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,832,181	$-	$-	$10,832,181
Corporate securities	-	46,451,905	-	46,451,905
Agency mortgage-backed securities	-	26,125,608	-	26,125,608
Equity securities	2,746,706	-	-	2,746,706
Short-term investments	200,000	-	-	200,000
Total financial instruments at fair value	$13,778,887	$72,577,513	$-	$86,356,400

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

As a result of the spread of the ongoing coronavirus (“COVID-19”) pandemic, economic uncertainties have arisen which can impact the fair value of investments, day-to-day administration of the business and premium volume. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is possible that the fair value of its investment portfolio may be adversely affected by the general economic conditions as a result of the governmental responses to the pandemic.

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, net realized investment gains, realized gains on real estate sale, and net unrealized investment gains on equity securities is as follows:

	Three Months ended March 31
	2021	2020

Fixed maturities	$528,167	$542,407
Equity securities	20,753	1,442
Short-term investments and cash equivalents	384	11,722
Gross investment income	549,304	555,571
Less investment expenses	(34,581)	(34,879)
Net investment income	514,723	520,692
Net realized investment gains	55,399	1,114
Net realized gains on real estate sale	3,693,858	-
Net unrealized investment gains (losses) on equity securities	151,667	(44,800)
Net investment income, realized investment gains, realized gains on real
estate sale and unrealized investment gains (losses)	$4,415,647	$477,006

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,754,166	$180,757	$(51,882)	$10,883,041
Corporate securities	46,200,918	1,601,092	(339,765)	47,462,245
Agency mortgage-backed securities	29,564,648	705,489	(65,069)	30,205,068
Held-to-maturity fixed securities:
Certificates of deposits	798,000	-	-	798,000
Total fixed maturities	$87,317,732	$2,487,338	$(456,716)	$89,348,354

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,596,808	$235,373	$-	$10,832,181
Corporate securities	44,159,926	2,347,826	(55,847)	46,451,905
Agency mortgage-backed securities	25,314,546	833,336	(22,274)	26,125,608
Held-to-maturity fixed securities:
Certificates of deposits	798,000	-	-	798,000
Total fixed maturities	$80,869,280	$3,416,535	$(78,121)	$84,207,694

As of March 31, 2021, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $821,000 and $788,858 on March 31, 2021, respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2021	2020

Gross unrealized gains on fixed maturities	$2,487,338	$3,416,535
Gross unrealized losses on fixed maturities	(456,716)	(78,121)
Net unrealized gains on fixed maturities	2,030,622	3,338,414
Deferred federal tax expense	(426,430)	(701,067)
Net unrealized gains, net of deferred income taxes	$1,604,192	$2,637,347

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2021
U.S. Treasury securities	$3,691,882	$(51,882)	3	$-	$-	-
Corporate securities	9,841,887	(320,480)	14	891,000	(19,285)	1
Agency mortgage-backed securities	7,990,649	(65,069)	11	-	-	-
Total debt securities	21,524,418	(437,431)	28	891,000	(19,285)	1
Equity securities	608,807	(24,884)	34	10,972	(749)	2
Total	$22,133,225	$(462,315)	62	$901,972	$(20,034)	3

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
Corporate securities	2,101,986	(55,847)	2	-	-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of March 31, 2021, and December 31, 2020, were determined to be temporary.

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

	Three Months Ended March 31
	2021	2020

Fixed maturities securities sold
Number of securities sold	1	1
Amortized cost of sold securities	$249,995	$601,316
Realized gains on sales	$2	$1,114

Fixed maturities securities called
Number of securities called	2	-
Amortized cost of called securities	$1,374,901	$-
Realized gains on calls	$99	$-

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

The Company started investing in common stock equity securities during the year ended December 31, 2020. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	March 31	December 31
	2021	2020

Cost	$2,834,034	$2,548,440
Unrealized gains	349,933	198,266
Fair market value of equity securities	$3,183,967	$2,746,706

The Company’s investment in certificates of deposit included $598,000 of brokered certificates of deposit as of March 31, 2021 and December 31, 2020.

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	March 31	December 31
	2021	2020

Certificates of deposit	$200,000	$200,000
Short-term investments	200,000	200,000
Total state held deposits	$400,000	$400,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short-term investments have an initial maturity of one year or less and consist of the following:

	March 31	December 31
	2021	2020
U.S. Treasury bills	$2,749,946	$-
Certificates of deposit	200,000	200,000
Total short-term investments	$2,949,946	$200,000

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Three Months Ended March 31
	2021	2020

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$74,893,509	$55,066,480
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	22,253,642	14,725,855
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	52,639,867	40,340,625
Incurred losses and loss adjustment expenses:
Provision for insured events of current year	6,757,564	5,161,176
Development of insured events of prior years	(1,172,351)	716,209
Total incurred losses and loss adjustment expenses	5,585,213	5,877,385
Loss and loss adjustment expense payments:
Attributable to insured events of the current year	2,545,181	1,444,009
Attributable to insured events of prior years	3,410,932	4,034,155
Total payments	5,956,113	5,478,164
Reserve for unpaid losses and loss adjustment expenses at March 31 – net of reinsurance	52,268,967	40,739,846
Reinsurance recoverable on unpaid losses and loss adjustment expenses	22,133,366	15,399,752
Reserve for unpaid losses and loss adjustment expenses at March 31 – gross of reinsurance	$74,402,333	$56,139,598

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

Crusader is also subject to regulatory and governmental examinations, requests for information, inquiries, investigations, and threatened legal actions and proceedings by state regulators and others. Crusader receives numerous requests, orders for documents, and information in connection with various aspects of its regulated activities. Regulatory and governmental requests for information, inquires, certain examinations and investigations are routinely handled by Crusader. Crusader may involve outside counsel in regulatory matters depending on the nature of the matter.

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

Crusader has received a number of coronavirus-related business interruption claims. With an exception of a handful of claims for which investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

Crusader denies the allegations in these lawsuits and intends to continue to vigorously defend them. Although the policy terms vary in general, the claims at issue in these lawsuits were denied because the policyholder identified no direct physical loss, such as fire or water damage, to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage to property in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. Depending on the individual policy, additional policy terms and conditions may also prohibit coverage, such as exclusions for pollutants, ordinance or law, loss of use, and acts or decisions. Most of Crusader’s policies also contain an exclusion for losses caused directly or indirectly by “virus or bacteria.”

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case. These lawsuits are in the early stages of litigation; many complaints continue to be amended; several have been dismissed voluntarily and may be refiled; and others have been dismissed by trial courts. Some early decisions on motion filings have been appealed.

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999).  The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants.  The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages.  The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader.  The Company intends to contest the allegations and to contest certification of any class. Due date for the Company’s answer is May 20, 2021.

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

Total revenues for the three months ended March 31, 2021, were $11,471,654 compared to $8,005,181 for the three months ended March 31, 2020, an increase of $3,466,473 (43%). The Company had net income of $2,267,703 for the three months ended March 31, 2021, compared to net loss of $1,043,826 for the three months ended March 31, 2020, an increase in net income of $3,311,529. On February 12, 2021, the Company, through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302, for approximately $12,695,000 (the “Sale”). The Company recognized a gain of $3,693,858 on the sale of the building. The increase in net income was primarily due to the realized gain on this sale.

This overview discusses some of the relevant factors that management considers in evaluating the Company's performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company's consolidated financial statements and notes thereto, and all other items contained within the Company’s 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

As a result of the spread of the ongoing coronavirus (“COVID-19”) pandemic, economic uncertainties have arisen which can impact the fair value of investments, day-to-day administration of the business and premium volume. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is possible that the Company’s results of operations, financial condition and the fair value of its investment portfolio may be adversely affected by the general economic conditions as a result of the governmental responses to the pandemic.

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the three months ended March 31, 2020, however, the investment portfolio recovered in value in subsequent quarters. The governmental response to the pandemic contributed to the recent decline in investment yields, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

Crusader has received a number of coronavirus-related business interruption claims. With an exception of a handful of claims for which investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

Crusader denies the allegations in these lawsuits and intends to continue to vigorously defend them. Although the policy terms vary in general, the claims at issue in these lawsuits were denied because the policyholder identified no direct physical loss, such as fire or water damage, to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage to property in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. Depending on the individual policy, additional policy terms and conditions may also prohibit coverage, such as exclusions for pollutants, ordinance or law, loss of use, and acts or decisions. Most of Crusader’s policies also contain an exclusion for losses caused directly or indirectly by “virus or bacteria.”

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case. These lawsuits are in the early stages of litigation; many complaints continue to be amended; several have been dismissed voluntarily and may be refiled; and others have been dismissed by trial courts. Some early decisions on motion filings have been appealed.

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999).  The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants.  The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages.  The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader.  The Company intends to contest the allegations and to contest certification of any class. Due date for the Company’s answer is May 20, 2021.

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

On November 24, 2020, United Specialty Insurance Company (“USIC”) and certain Company’s subsidiaries entered into the following agreements pursuant to which USIC will underwrite property and casualty insurance policies on a surplus lines basis by and through Unifax and such policies will be reinsured by Crusader:

●
USIC and Crusader entered into a Quota Share Reinsurance Agreement, effective April 1, 2020, (the “Reinsurance Agreement”), pursuant to which Crusader will reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax for property, general liability, CMP property, CMP liability and other miscellaneous coverages, subject to certain maximum policy limits. Policies placed with USIC by Unifax and reinsured with Crusader from April 1, 2020, to November 24, 2020, remain in place without interruption or change and are subject to the Reinsurance Agreement.

●
USIC and Unifax entered into a Surplus Line Broker Agreement, effective April 1, 2020 (the “Broker Agreement”), pursuant to which USIC authorized Unifax to act as its broker and agent for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the Reinsurance Agreement. Under the Broker Agreement, Unifax is entitled to retain a commission for policies produced based on a percentage of the premiums on business placed with USIC. Unifax has agreed to indemnify and hold USIC harmless from any losses relating to the Broker Agreement.

●
USIC and U.S. Risk Managers, Inc. (“U.S. Risk”) entered into a Claims Administration Agreement, effective as of April 1, 2020 (the “Claims Administration Agreement”). Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk, which is a licensed claims adjuster in the state of California, to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the Reinsurance Agreement. U.S. Risk will be paid a fee by Unifax on behalf of USIC based on a percentage of earned premium. U.S. Risk has agreed to indemnify and hold USIC harmless from any losses relating to the Claims Administration Agreement.

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4,000,000 and $8,000,000, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system to an IBM platform. While initially expected to be completed by the end of 2019, at a cost of approximately $300,000, excluding costs of Unico’s employees involved in the upgrade, the system upgrade was completed at the end of the first quarter of 2021 at a cost of approximately $1,500,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. The Company is exploring options to further modernize the system to improve its external producers’ experience and to enhance efficiency of its operations. In light of the significant delays and increases in cost associated with its legacy upgrade project, the Company deployed additional resources toward the management of this project and had renegotiated the relationship that it has with the non-affiliated vendor working on this project.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation, excluding the gain on real estate sale, generated approximately 94% and 93% of consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of March 31, 2021, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (100% and 99.9% of direct written premium (before reinsurance ceded) during the three months ended March 31, 2021 and 2020, respectively). During the three months ended March 31, 2021 and 2020, approximately 99.5% and 98.6%, respectively of Crusader’s business was commercial multiple peril (“CMP”) policies.

Crusader’s total gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended March 31
	2021	2020	Change

California	$10,482,545	$9,195,864	$1,286,681
Arizona	-	11,022	(11,022)
Total gross written premium	$10,482,545	$9,206,886	$1,275,659

Crusader believes that it can grow its sales and profitability through improved specialization and sales incentives. Crusader currently focuses in three underwriting verticals: (1) Transportation, (2) Mainstreet, and (3) Buildings. The Company reorganized its underwriting verticals for proper staffing and business focus. The former Food, Beverage and Entertainment and Garage and Mercantile verticals became Mainstreet, and Apartments was transformed into Buildings. Crusader also is evaluating the possibility of expanding its operations geographically, on an admitted or non-admitted basis, so as to offer similar products in other states, but the timing of any such expansion is not yet determined.

Written premium is a non-GAAP financial measure that is defined, under statutory accounting principles (“SAP”), as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies. Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium. Such information should be read in connection with the Company’s GAAP financial results.

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended March 31
	2021	2020

Direct written premium	$10,176,863	$9,206,886
Assumed written premium	305,682	-
Less: written premium ceded to reinsurers	(2,779,992)	(1,979,127)
Net written premium	7,702,553	7,227,759
Change in direct unearned premium	(883,694)	(297,061)
Change in assumed unearned premium	(211,216)	-
Change in ceded unearned premium	(3,883)	(19,564)
Net earned premium	$6,603,760	$6,911,134

The insurance company operation underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting loss before income taxes is as follows:

	Three Months Ended March 31
	2021	2020	Change

Net written premium	$7,702,553	$7,227,759	$474,794
Change in net unearned premium	(1,098,793)	(316,625)	(782,168)
Net earned premium	6,603,760	6,911,134	(307,374)
Less:
Losses and loss adjustment expenses	5,585,213	5,877,385	(292,172)
Policy acquisition costs	1,021,965	1,144,425	(122,460)
Total underwriting expenses	6,607,178	7,021,810	(414,632)
Underwriting loss before income taxes	$(3,418)	$(110,676)	$107,258

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

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s income (loss) before taxes:

	Three Months Ended March 31
	2021	2020

Underwriting loss before income taxes	$(3,418)	$(110,676)
Insurance company operation revenues:
Net investment income	514,723	520,692
Net realized investment gains	55,399	1,114
Net realized gains on real estate sale	3,693,858	-
Net unrealized investment gains (losses) on equity securities	151,667	(44,800)
Other income (loss)	(26,752)	80,937
Other insurance operations revenues:
Gross commissions and fees	433,461	469,069
Finance charges and fees earned	44,998	67,019
Other income	540	16
Less expenses:
Salaries and employee benefits	1,128,090	1,122,499
Commissions to agents/brokers	20,568	25,955
Other operating expenses	1,173,479	980,415
Income (loss) before taxes	$2,542,339	$(1,145,498)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company recognized a premium deficiency of $150,000 as of March 31, 2021. The Company did not carry a premium deficiency reserve as of March 31, 2020. The premium deficiency was recorded as a reduction in deferred policy acquisition costs.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Three Months Ended March 31
	2021	2020

Loss ratio (1)	85%	85%
Expense ratio (2)	31%	37%
Combined ratio (3)	116%	122%

(1) Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.

(2) Expense ratio is defined as a sum of policy acquisition costs and portions of indirect salaries and employee benefits and other operating expenses allocation to the insurance company operations, reduced by allocation of gross commissions and fees and other income, divided by net earned premium.

(3) Combined ratio is defined as a sum of loss ratio and expense ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended March 31
	2021	2020	Change
Losses and loss adjustment expenses:
Provision for insured events of current year	$6,757,564	$5,161,176	$1,596,388
Development of insured events of prior years	(1,172,351)	716,209	(1,888,560)
Total losses and loss adjustment expenses	$5,585,213	$5,877,385	$(292,172)

For further analysis of losses and loss adjustment expenses, refer to “Results of Operations”.

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

Revenues from Other Insurance Operations
The Company’s revenues from other insurance operations consist of commissions, fees, investment and other income. These operations accounted for approximately 6% and 7% of total revenues, excluding the gain on real estate sale, in the three months ended March 31, 2021 and 2020, respectively.

Investments
The Company generated revenues from its total invested assets of $93,101,712 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) and $85,312,889 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) as of March 31, 2021 and 2020, respectively.

Investment income (net of investment expenses) decreased $5,969 (1%) to $514,723 for the three months ended March 31, 2021, compared to $520,692 for the three months ended March 31, 2020. This decrease in investment income was due primarily to the decrease in the yield on average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years. As of March 31, 2021, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock and money market funds are readily marketable. As of March 31, 2021, the weighted average maturity of the Company’s investments was approximately 8.2 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.7 years.

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

Crusader has a significant amount of cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of Crusader. Those payments are monitored and projected to ensure that Crusader has liquidity to cover those payments without the need to liquidate investments.  Cash, cash equivalents, and investments (at amortized cost) of Crusader at March 31, 2021, were $108,874,469 compared to $87,575,700 at December 31, 2020.  Crusader's cash, cash equivalents, and investments were 99% and 98% of the total cash and investments (at amortized cost) held by Crusader as of March 31, 2021, and December 31, 2020, respectively.  As disclosed in the Company’s 2020 Annual Report on Form 10-K, a Company Action Level Event of Crusader was deemed to have occurred as of December 31, 2020. On March24, 2021, Crusader submitted a Risk Based Capital Plan (the “RBC Plan”) to the CA DOI to address the actions that Crusader will take to correct the conditions that resulted in the Company Action Level Event.

The Company generally receives dividends annually from Crusader to fund its operations and expenses. In 2021, any dividend to be paid between June 1, 2021 and September 15, 2021 by Crusader in excess of $893,515 will require the prior approval of the CA DOI as an extraordinary dividend. After September 15, 2021 until December 31, 2021, Crusader may pay dividends not in excess of $2,893,515 as ordinary dividends after notice to the CA DOI. Such ordinary dividends are not subject to the prior approval of the CA DOI.

As of March 31, 2021 all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, common stock and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Fixed maturities:
U.S. Treasury securities	$10,754,166	$10,883,041	$10,596,808	$10,832,181
Corporate securities	46,200,918	47,462,245	44,159,926	46,451,905
Agency mortgage-backed securities	29,564,648	30,205,068	25,314,546	26,125,608
Certificates of deposit	798,000	798,000	798,000	798,000
Total fixed maturity investments	87,317,732	89,348,354	80,869,280	84,207,694
Equity securities	2,834,034	3,183,967	2,548,440	2,746,706
Short-term cash investments	2,949,946	2,949,946	200,000	200,000
Total investments	$93,101,712	$95,482,267	$83,617,720	$87,154,400

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

Under the Company’s investment guidelines, investments may only include U.S. Treasury notes, U.S. government agency notes, mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral, commercial mortgage-backed securities, U.S. corporate obligations, asset-backed securities, (including but not limited to credit card, automobile and home equity backed securities), tax-exempt bonds, preferred stocks, common stocks, commercial paper, repurchase agreements (treasuries only), mutual funds, exchange traded funds, bank certificates of deposits and time deposits. The investment guidelines provide for certain investment limitations in each investment category.

Unless agreed to in advance in writing by Crusader, investments in the following types of securities are prohibited:

●
Mortgage loans, except for mortgage backed securities issued by an agency of the U.S. government.
●
Derivative mortgage-backed securities including interest only, principal only and inverse floating rate securities.
●
All fixed maturity real estate securities, except mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral and commercial mortgage-backed securities.
●
Options and futures contracts.
●
All non-U.S. dollar denominated securities.
●
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

As of March 31, 2021, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $821,000 and $788,858 on March 31, 2020, respectively.

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program was effective immediately and replaced the Company’s existing share repurchase program that was adopted by the Board of Directors on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	Three Months Ended March 31
	2021	2020

2020 Program
Number of shares repurchased	-	-
Cost of shares repurchased
Allocated to retained earnings	$-	$-
Allocated to capital	-	-
Total cost of shares repurchased	$-	$-

2008 Program
Number of shares repurchased	-	978
Cost of shares repurchased
Allocated to retained earnings	$-	$5,760
Allocated to capital	-	480
Total cost of shares repurchased	$-	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,507 of the currently outstanding shares of the Company’s common stock as of March 31, 2021. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

The Company reported $1,135,389 net cash provided by operating activities for the three months ended March 31, 2021, compared to $6,884 net cash used by operating activities for the three months ended March 31, 2020. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

While material capital expenditures may be funded through borrowings, the Company believes that its cash and short-term investments at March 31, 2021, net of statutory deposits of $710,000, and California insurance company statutory dividend restrictions applicable to Crusader, plus the cash to be generated from operations, should be sufficient to meet its operating requirements during the next 12 months without the necessity of borrowing funds.

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three months ended March 31, 2021, to the three months ended March 31, 2020, unless otherwise indicated.

For the three months ended March 31, 2021, total revenues were $11,471,654, an increase of $3,466,473 (43%) compared to total revenues of $8,005,181 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company had income before taxes of $2,542,339 compared to loss before taxes of $1,145,498 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company had net income of $2,267,703 compared to net loss of $1,043,826 for the three months ended March 31, 2020.

The increase in revenues of $3,466,473 for the three months ended March 31, 2021, when compared to March 31, 2020, was primarily due to the realized gain of $3,693,858 on the sale of the Calabasas Building.

The income before tax of $2,542,339 for the three months ended March 31, 2021, compared to loss before taxes of $1,145,498 for the three months ended March 31, 2020, was due primarily due to the realized gain of $3,693,858 on the sale of the Calabasas Building, a decrease in losses and loss adjustment expenses of $292,172 (5%), offset by an increase in other operating expenses of $193,064 (20%).

Crusader premium

Crusader’s primary lines of business are written on Commercial Multi Peril policies. These policies represented approximately 99.5% and 98.6% of Crusader’s total written premium for the years ended March 31, 2021 and 2020, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements increased $1,275,659 (14%) to $10,482,545 for the three months ended March 31, 2021, compared to $9,206,886 for the three months ended March 31, 2020.

The increase in gross written premium for the three months ended March 31, 2021, was due primarily to growth in the Company’s Transportation vertical, transacted by Crusader. The Transportation vertical transacts insurance primarily for long-haul trucking operations that are domiciled in California. The growth in the Company’s Transportation vertical was partially offset by coronavirus-related contraction in the Mainstreet underwriting vertical for Crusader.

Due to the inability to obtain rate increases from the CA DOI or change policy language to exclude habitability related perils to profitably underwrite its Building program policies, the Company stopped renewing its existing policies on Crusader’s paper and is now offering this product on USIC paper.

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

Gross earned premium
Gross earned premium increased $477,809 (5%) to $9,387,634 for the three months ended March 31, 2021, compared to $8,909,825 for the three months ended March 31, 2020. All policies are written on annual basis. Earned premium represents a portion of written premium that is recognized as income in the consolidated financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in gross earned premium was due primarily to an increase in gross written premium in 2020 and 2021.

Ceded earned premium
Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $785,183 (39%) to $2,783,874 for the three months ended March 31, 2021, compared to $1,998,691 for the three months ended March 31, 2020. Ceded earned premium as a percentage of direct earned premium was 30% and 22% for the three months ended March 31, 2021 and 2020, respectively. The increase in the ceded earned premium for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to higher gross earned premium subject to reinsurance treaties and significantly higher rates on excess of loss reinsurance treaties.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer. In calendar years 2021 and 2020, Crusader retained participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2021 and 2020, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2021, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Three months ended March 31
	2021	2020

Direct earned premium	$9,293,168	$8,909,825
Assumed earned premium	94,466	-
Ceded earned premium	(2,783,874)	(1,998,691)
Net earned premium	$6,603,760	$6,911,134

Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	30%	22%

Net Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities
Investment income decreased $5,969 (1%) to $514,723 for the three months ended March 31, 2021, compared to $520,692 for the three months ended March 31, 2020. This decrease in investment income was due primarily to the decrease in the market yields. The Company had net realized investment gains of $55,399 for the three months ended March 31, 2021, compared to net realized investment gains of $1,114 for the three months ended March 31, 2020. The Company had net unrealized investment gains on equity securities of $151,667 for the three months ended March 31, 2021 compared to net unrealized investment losses on equity securities of $44,800 for the three months ended March 31, 2020.

Average annualized yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended March 31
	2021	2020

Average invested assets (1) - at amortized cost	$88,417,672	$85,155,058
Net investment income from:
Invested Assets (2)	$514,392	$517,178
Cash Equivalents	331	3,514
Total investment income	$514,723	$520,692
Annualized yield on average invested assets (3)	2.3%	2.4%

(1)
The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)
Investment income from insurance company operation included $34,581 of investment expense for the three months ended March 31, 2021, compared to $34,879 of investment expense for the three months ended March 31, 2020.

(3)
Annualized yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at March 31, 2021	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$10,905,247	$10,900,538	$10,987,756	2.55%
Due after one year through five years	30,646,091	30,729,814	31,646,335	2.38%
Due after five years through ten years	20,002,085	20,105,252	20,656,950	2.43%
Due after ten years and beyond	24,990,706	25,582,128	26,057,313	2.36%
Total	$86,544,129	$87,317,732	$89,348,354	2.41%

Maturities by Year at December 31, 2020	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,070,641	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,065,671	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,363,570	18,476,051	19,806,444	2.51%
Due after ten years and beyond	20,927,571	21,238,117	21,971,324	2.63%
Total	$80,427,453	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 8.2 years as of March 31, 2021, and 7.9 years as of March 31, 2020.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2021
U.S. Treasury securities	$3,691,882	$(51,882)	3	$-	$-	-
Corporate securities	9,841,887	(320,480)	14	891,000	(19,285)	1
Agency mortgage-backed securities	7,990,649	(65,069)	11	-	-	-
Total debt securities	21,524,418	(437,431)	28	891,000	(19,285)	1
Equity securities	608,807	(24,884)	34	10,972	(749)	2
Total	$22,133,225	$(462,315)	62	$901,972	$(20,034)	3

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
Corporate securities	2,101,986	(55,847)	2	-	-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

While the fair value of Company’s investment portfolio at March 31, 2021, has recovered from the declines recorded in the first half of 2020, the effects of the coronavirus pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the three months ended March 31, 2021, and the economic uncertainty caused by the pandemic may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of March 31, 2021, and December 31, 2020, were determined to be temporary.

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

	Three Months Ended March 31
	2021	2020

Fixed maturities securities sold
Number of securities sold	1	1
Amortized cost of sold securities	$249,995	$601,316
Realized gains (losses) on sales	$2	$1,114

Fixed maturities securities called
Number of securities called	2	-
Amortized cost of called securities	$1,374,901	$-
Realized gains on calls	$99	$-

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income (loss)
Other loss included in Insurance Company Revenues and Other Insurance Operations was $26,212 for the three months ended March 31, 2021, compared to income of $80,953 for the three months ended March 31, 2020. The other loss was comprised primarily of $13,806 rental income, offset by a $45,801 decrease in Crusader’s share of California FAIR Plan equity during the three months ended March 31, 2021, compared to $53,290 rental income and $27,661 increase in Crusader’s share of California FAIR Plan equity during the three months ended March 31, 2020.

Gross commissions and fees
Gross commissions and fees decreased $35,608 (8%) to $433,461 for the three months ended March 31, 2021, compared to gross commissions and fees of $469,069 for the three months ended March 31, 2020.

The comparison in gross commission and fee income for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, are as follows:

	Three Months Ended March 31
	2021	2020	Change

Brokerage fee income	$235,895	$261,043	$(25,148)
Health insurance program	178,975	185,184	(6,209)
Membership and fee income	18,591	22,842	(4,251)
Gross commissions and fees	$433,461	$469,069	$(35,608)

Unifax sells and services insurance policies for Crusader and USIC. For these brokerage services, Unifax receives commissions from insurance companies and fees from policyholders. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies. For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy. The unearned portion of the brokerage fees is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Brokerage fee income decreased $25,148 (10%) in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income decreased $6,209 (3%) in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The fluctuation in commission income reported in the three months ended March 31, 2021, when compared to the prior year period, is primarily a result of the loss of one large group account.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $4,251 (19%) for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This decrease is primarily a result of a decrease in administration fees.

Finance charges and fees earned
Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $22,021 (33%) to $44,998 for the three months ended March 31, 2021, compared to $67,019 in fees earned during the three months ended March 31, 2020, due primarily to the decrease in the number of policies financed. AAC issued 231 loans and had 745 loans outstanding during the three months ended March 31, 2021, compared to 345 loans and 1,092 loans outstanding during the three months ended March 31, 2020. AAC provides premium financing only for Crusader policies produced by Unifax in California.

Losses and loss adjustment expenses
Loss and loss adjustment expenses are the Company’s largest expense item. Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 85% for the three months ended March 31, 2021, compared to 85% for the three months ended March 31, 2020.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2021	2021 Loss Ratio	2020	2020 Loss Ratio	Change

Net earned premium	$6,603,760		$6,911,134		$(307,374)

Losses and loss adjustment expenses:
Provision for insured events of current year	6,757,564	102%	5,161,176	75%	1,596,388
Development of insured events of prior years	(1,172,351)	(18)%	716,209	10%	(1,888,560)
Total losses and loss adjustment expenses	$5,585,213	85%	$5,877,385	85%	$(292,172)

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

The $6,757,564 provision for insured events of current year for the three months ended March 31, 2021, was $1,596,388 higher than the $5,161,176 provision for insured events of current year for the three months ended March 31, 2020, due primarily to higher severity of property claims related to Crusader’s underwriting activities in the Building and Mainsteet verticals, associated with fire losses during the three months ended March 31, 2021, with five such fire-related property losses totaling approximately $1,400,000 during such three month period.

The $1,172,351 favorable development of insured events of prior years for the three months ended March 31, 2021, was $1,888,560 higher compared to the $716,209 adverse development for the three months ended March 31, 2020, due primarily to reductions in the incurred but not reported (“IBNR”) reserves associated with Transportation and Buildings verticals due to positive claims emergence during the three months ended March 31, 2021.

Crusader has received 151 coronavirus-related business interruption claims through March 31, 2021. While the Company does not believe it is exposed to substantial risk from those claims under the insurance policies written by Crusader, the individual circumstances of each such claim are reviewed to fulfill Crusader’s obligation to its policyholders if coverage applies. Further, there may be impacts to the timing of loss emergence and ultimate loss ratios for certain Crusader’s products due to postponements of civil court cases, extensions of various statutes of limitations, changes in settlement trends and other new legislative, regulatory or judicial developments which could result in loss reserve deficiencies and negative impact on results of operations.

Crusader has received seven claims related to the recent civil unrest through March 31, 2021. Crusader has sufficient excess of loss and catastrophe reinsurance treaties to protect against exposure of such claims. The Company believes the losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2019:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses
Three Months Ended:
March 31, 2021	$6,757,564	$(1,172,351)	$5,585,213
December 31, 2020	6,758,848	(202,270)	6,556,578
September 30, 2020	9,385,389	7,934,662	17,320,051
June 30, 2020	5,378,459	(489,553)	4,888,906
March 31, 2020	5,161,176	716,209	5,877,385
December 31, 2019	5,400,410	1,824,349	7,224,759
September 30, 2019	4,299,018	838,956	5,137,974
June 30, 2019	5,134,626	(75,675)	5,058,951
March 31, 2019	4,550,888	603,555	5,154,443

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

Repeated and sustained underwriting losses in Crusader’s Buildings vertical and growth in Crusader’s Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation (discussed below), caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves during the three months ended September 30, 2020. This reevaluation and the use of updated assumptions led to significantly more conservative estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly re-evaluation of the loss and loss adjustment expense reserves as of September 30, 2020. The increase in the ultimate incurred losses and loss adjustment expenses manifested primarily through higher IBNR reserves as of December 31, 2020, for 2018, 2019, and 2020 accident year claims pertaining to Buildings and Transportation liability coverages during the three months ended September 30, 2020. During the three months ended March 31, 2021, lower ultimate estimates for Building liability coverage for the 2018 and 2019 accident years resulted in a favorable development of insured events of prior years.

Crusader attributes much of its adverse loss development experienced in the three most recent years ending March 31, 2021 to social inflation. Used here, social inflation is a term that encompasses a relatively new adverse trend related to society’s application of the law when it comes to insurance.  In this context, social inflation is generally described by the rising costs of insurance claims due to societal trends which results in increased litigation, broader definitions of liability and contractual interpretations, plaintiff friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages  Crusader has experienced increased costs due to social inflation in all three of its largest programs, Long-haul Transportation, Residential Apartment Buildings, and Bars/Taverns, resulting in higher-than-expected frequency and severity of third-party liability claims.

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

The preparation of the Company’s condensed consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Crusader’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer such as Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. Management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. Among the statistics reviewed for each accident year are: loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended March 31
	2021	2020	Change

Policy acquisition costs	$1,021,965	$1,144,425	$(122,460)
Ratio to net earned premium (GAAP ratio)	15%	17%

Policy acquisition costs decreased during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due primarily to increase of ceding commission that Crusader received as a result of increase in premium ceded to its reinsurers.

Salaries and employee benefits
Salaries and employee benefits increased $5,591 (0.5%) to $1,128,090 for the three months ended March 31, 2021, compared to $1,122,499 for the three months ended March 31, 2020.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended March 31
	2021	2020	Change

Total salaries and employee benefits incurred	$2,173,440	$2,006,757	$166,683
Less: charged to losses and loss adjustment expenses	(567,338)	(516,384)	(50,954)
Less: capitalized to policy acquisition costs	(309,695)	(320,048)	10,353
Less: capitalized to IT system upgrade	(168,317)	(47,826)	(120,491)
Net amount charged to operating expenses	$1,128,090	$1,122,499	$5,591

The increase in the total salaries and employee benefits incurred for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to an increase in executive salaries and an increase in cost of employee medical benefits.

Commissions to agents/brokers
Commissions to agents/brokers decreased $5,387 (21%) to $20,568 for the three months ended March 31, 2021, compared to $25,955 for the three months ended March 31, 2020. The decrease in commissions to agents/brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to lower commissions associated with loss of a large group account.

Other operating expenses
Other operating expenses increased $193,064 (20%) to $1,173,479 for the three months ended March 31, 2021, compared to $980,415 for the three months ended March 31, 2020. The increase in other operating expenses for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to an increase in fees associated with the reinsurance arrangement with USIC, an increase in insurance costs, an increase in communication costs, and an increase in rent expense as the Company started paying rent during the three months ended March 31, 2021.

Income tax benefit
Income tax expense was $274,636 (11% of pre-tax income) for the three months ended March 31, 2021 and income tax benefit was $101,672 (9% of pre-tax loss) for the three months ended March 31, 2020.

As of March 31, 2021, the Company had deferred tax assets of $7,510,566 generated from $35,764,600 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,551,432 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the three months ended March 31, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,346,084 that, in management’s judgment, are not more likely than not to be realized. For the year ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2021, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021.

During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

The Company has not experienced any material impact to its internal controls over financial reporting while the majority of its employees were working remotely due to the COVID-19 pandemic. The Company will continually monitor and assess the COVID-19 situation with respect to its internal controls to minimize the impact of the pandemic on their design and operating effectiveness.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999).  The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants.  The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages.  The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader.  The Company intends to contest the allegations and to contest certification of any class. Due date for the Company’s answer is May 20, 2021.

ITEM 1A. RISK FACTORS

Except as described below, there were no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020, in response to Item 1A to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1
Standard-Multi Tenant Office Lease – Net, dated January 28, 2021, by and among Crusader Insurance Company and Mureau Road, LLC (Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 31, 2021).

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

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

          *XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: May 17, 2021	By:	/s/ Michael Budnitsky
Michael Budnitsky
Chief Executive Officer, President, Treasurer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)