Form 10-Q
period 2021-06-30
UNICO AMERICAN CORP
filed 2021-08-17
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

Commission File No. 00-003978

UNICO AMERICAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26050 Mureau Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 591‑9800

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2021
Common Stock, no par value per share	5,304,863

UNICO AMERICAN CORPORATION

2 of 45

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

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

•	Unico's ability to continue to operate as a "going concern";
•	substantial historical net losses of Crusader Insurance Company (“Crusader”), the principal subsidiary of the Company, which may continue in the future;
•	failure to meet minimum capital and surplus requirements required of property and casualty insurance companies;
•	Crusader will be limited in the amount of dividends that it can declare and pay to Unico because of decreases in its policyholder surplus;
•	possible restrictions on new business that may be written by Crusader by its principal insurance regulator because of its reduced policyholder surplus;
•	vulnerability to climate change and significant catastrophic property loss;
•	the impact of the recent coronavirus pandemic;
•	ability to adjust claims accurately;
•	insufficiency of loss and loss adjustment expense reserves to cover future losses;
•	ability to realize deferred tax assets;
•	the negative impact of emerging claim and coverage issues;
•	ability to accurately underwrite risks and charge adequate premium;
•	ability to obtain reinsurance or collect from reinsurers and or losses in excess of reinsurance limits;
•	excess underwriting capacity and unfavorable premium rates;
•	extensive regulation and legislative changes;
•	risk management framework could prove inadequate;
•	reliance on subsidiaries to satisfy obligations, including privacy and data protection laws;
•	downgrade in financial strength rating or long-term issuer credit rating by A.M. Best;
•	changes in interest rates;
•	investments subject to credit, prepayment and other risks;
•	geographic concentration;
•	single operating location;
•	reliance on independent insurance agents and brokers;
•	insufficient reserve for doubtful accounts;
•	litigation;
•	enforceability of exclusions and limitations in policies;
•	difficulty in acquiring necessary data;
•	reliance on information technology systems;
•	systems damage, failures, interruptions, cyber-attacks and intrusions, or unauthorized data disclosures;
•	delays and cost overruns in connection with the upgrade of its legacy information technology system;
•	ability to attract, develop and retain employees and maintain appropriate staffing levels;
•	insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships;

3 of 45

•	ability to effectively compete;
•	levy assessments by various underwriting pools and programs;
•	maximization of long-term value which may sometimes conflict with short-term earnings expectations;
•	control by a small number of stockholders;
•	difficulty in effecting a change of control or sale of any subsidiaries;
•	limited trading of stock;
•	changes in accounting standards, including those issued by the Financial Accounting Standards Board;
•	changes in federal or state tax laws;
•	ability to prevent or detect acts of fraud with disclosure controls and procedures;
•	change in general economic conditions;
•	dependence on key personnel;
•	no assurance of dividend declaration in the future so returns may be limited to stock value;
•	significant costs and substantial management time devoted to operating as a public company; and
•	failure to maintain effective system of internal controls.

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

4 of 45

PART I - FINANCIAL INFORMATION

ITEM 1. -FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2021	2020
	(Unaudited)
ASSETS
Investments
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $84,601,638 at June 30, 2021, and $80,071,280 at December 31, 2020)	$86,746,661	$83,409,694
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $548,000 at June 30, 2021, and $798,000 at December 31, 2020)	548,000	798,000
Equity securities, at fair value (cost: $3,205,869 at June 30, 2021, and $2,548,440 at December 31, 2020)	3,570,416	2,746,706
Short‑term investments, at fair value	6,468,314	200,000
Total Investments	97,333,391	87,154,400
Cash and cash equivalents	1,878,556	3,957,980
Accrued investment income	462,458	402,046
Receivables, net	4,029,427	3,321,337
Reinsurance recoverable:
Paid losses and loss adjustment expenses	462,513	621,307
Unpaid losses and loss adjustment expenses	22,081,588	22,253,642
Deferred policy acquisition costs	3,827,217	3,503,248
Real estate held for sale, net	-	8,335,017
Property and equipment, net	2,225,986	2,038,415
Other assets	215,374	313,363
Total Assets	$132,516,510	$131,900,755

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$74,197,167	$74,893,509
Unearned premium	20,975,844	18,188,298
Advance premium and premium deposits	127,420	208,538
Accrued expenses and other liabilities	2,265,107	3,577,450
Total Liabilities	$97,565,538	$96,867,795

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,304,863 and 5,304,885 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	$3,771,757	$3,771,767
Accumulated other comprehensive income	1,694,568	2,637,347
Retained earnings	29,484,647	28,623,846
Total Stockholders’ Equity	$34,950,972	$35,032,960

Total Liabilities and Stockholders' Equity	$132,516,510	$131,900,755

See notes to condensed consolidated financial statements (unaudited).

5 of 45

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
REVENUES
Insurance company operation:
Net earned premium	$6,967,748	$6,770,111	$13,571,508	$13,681,245
Net investment income	528,879	489,498	1,043,602	1,010,190
Net realized investments gains	106,410	461	161,809	1,575
Net realized gains on real estate sale	-	-	3,693,858	-
Net unrealized investments gains on
equity securities	14,615	67,759	166,281	22,959
Other income	54,465	122,822	27,714	203,759
Total Insurance Company Operation	7,672,117	7,450,651	18,664,772	14,919,728

Other insurance operations:
Gross commissions and fees	415,711	457,886	849,172	926,955
Finance charges and fees earned	44,772	67,686	89,770	134,705
Other income	5	4	546	20
Total Revenues	8,132,605	7,976,227	19,604,260	15,981,408

EXPENSES
Losses and loss adjustment expenses	6,084,707	4,888,906	11,669,920	10,766,291
Policy acquisition costs	1,105,545	1,202,026	2,127,510	2,346,451
Salaries and employee benefits	1,205,630	1,251,922	2,333,721	2,374,421
Commissions to agents/brokers	20,434	24,000	41,002	49,954
Other operating expenses	1,147,124	993,935	2,320,602	1,974,351
Total Expenses	9,563,440	8,360,789	18,492,755	17,511,468

Income (Loss) before taxes	(1,430,835)	(384,562)	1,111,505	(1,530,060)
Income tax expense (benefit)	(24,024)	50,252	250,612	(51,420)
Net Income (Loss)	$(1,406,811)	$(434,814)	$860,893	$(1,478,640)

PER SHARE DATA:
Basic
Income (Loss) per share	$(0.27)	$(0.08)	$0.16	$(0.28)
Weighted average shares	5,304,885	5,305,742	5,304,885	5,306,231
Diluted
Income (Loss) per share	$(0.27)	$(0.08)	$0.16	$(0.28)
Weighted average shares	5,304,885	5,305,742	5,304,885	5,306,231

See notes to condensed consolidated financial statements (unaudited).

6 of 45

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

Net income (loss)	$(1,406,811)	$(434,814)	$860,893	$(1,478,640)
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period, net of income tax	90,376	1,702,302	(942,779)	1,402,309
Comprehensive Income (Loss)	$(1,316,435)	$1,267,488	$(81,886)	$(76,331)

See notes to condensed consolidated financial statements (unaudited).

7 of 45

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2019	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

Shares repurchased	(978)	(480)	-	(5,760)	(6,240)
Change in comprehensive loss, net of deferred income tax	-	-	(299,993)	-	(299,993)
Net loss	-	-	-	(1,043,826)	(1,043,826)
Balance – March 31, 2020	5,305,742	$3,772,189	$882,873	$49,075,204	$53,730,266

Change in comprehensive income, net of deferred income tax	-	-	1,702,302	-	1,702,302
Net loss	-	-	-	(434,814)	(434,814)
Balance – June 30, 2020	5,305,742	$3,772,189	$2,585,175	$48,640,390	$54,997,754

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – December 31, 2020	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960

Change in comprehensive loss, net of deferred income tax	-	-	(1,033,155)	-	(1,033,155)
Net income	-	-	-	2,267,703	2,267,703
Balance – March 31, 2021	5,304,885	$3,771,767	$1,604,192	$30,891,549	$36,267,508

Shares repurchased	(22)	(10)	-	(91)	(101)
Change in comprehensive income, net of deferred income tax	-	-	90,376	-	90,376
Net loss	-	-	-	(1,406,811)	(1,406,811)
Balance – June 30, 2021	5,304,863	$3,771,757	$1,694,568	$29,484,647	$34,950,972

See notes to condensed consolidated financial statements (unaudited).

8 of 45

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
	2021	2020
Cash flows from operating activities:
Net income (loss)	$860,893	$(1,478,640)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	268,275	376,723
Bond amortization, net	(354,623)	(236,401)
Bad debt expense	5,339	706
Net realized investment gains	(125,353)	(1,575)
Net realized gains on real estate sale	(3,693,858)	-
Net unrealized investment gains on equity securities	(166,281)	(22,959)
Changes in assets and liabilities:
Net receivables and accrued investment income	(773,840)	(139,464)
Reinsurance recoverable	330,848	(755,862)
Deferred policy acquisition costs	(323,968)	(48,542)
Other assets	97,988	61,701
Unpaid losses and loss adjustment expenses	(696,342)	(189,161)
Unearned premiums	2,787,546	317,324
Advance premium and premium deposits	(81,118)	70,098
Accrued expenses and other liabilities	(1,312,344)	589,835
Income taxes current/deferred	250,612	(51,420)
Net Cash Used by Operating Activities	(2,926,226)	(1,507,637)

Cash flows from investing activities:
Purchase of fixed maturity investments	(23,149,083)	(11,764,292)
Purchase of equity securities	(1,410,323)	(502,484)
Proceeds from maturity of fixed maturity investments	15,743,563	9,369,854
Proceeds from sale or call of fixed maturity investments	3,425,261	3,693,797
Proceeds from sale of equity securities	932,771	-
Purchase of short-term investments	(6,268,314)	(2,389)
Proceeds from sale of real estate held for sale	12,028,875	-
Purchase of property and equipment	(455,847)	(387,587)
Net Cash Provided by Investing Activities	846,903	406,899

Cash flows from financing activities:
Repurchase of common stock	(101)	(6,240)
Net Cash Used by Financing Activities	(101)	(6,240)

Net decrease in cash and cash equivalents	(2,079,424)	(1,106,978)
Cash and cash equivalents at beginning of period	3,957,980	5,781,639
Cash and Cash Equivalents at End of Period	$1,878,556	$4,674,661

Supplemental cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited).

9 of 45

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Going Concern

The Company prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. Unico  has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, is dependent on dividends from Crusader Insurance Company ("Crusader") and its other subsidiaries to fund its operations and expenses.  Unico does not expect to receive dividends from Crusader, to fund its operations and expenses for the foreseeable future due to Crusader's decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader, as discussed further in Note 10.  These circumstances raise substantial doubt about Unico's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of Unico's ability to continue as a going concern.

Based on Unico's current cash and short‑term investments at June 30, 2021, and in light of its expectation that it will not receive dividends from Crusader for the foreseeable future, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

Crusader, Unico's principal operating subsidiary, is not itself in a position where there is substantial doubt about its ability to continue as a going concern for the next 12 months and intends to continue to operate in the ordinary course, but any negative consequences that Unico experiences may disrupt or otherwise adversely affect Crusader.

Unico needs to improve its operating results and/or raise substantial additional capital to continue to fund its operations, and to successfully execute its current operating plan.  To meet its capital obligations, Unico is considering multiple alternatives, including, but not limited to, strategic financing, reevaluation of its planned operations, delaying, scaling back, or eliminating some or all of its business operations, expense reduction, reorganization, merger with another entity, or cessation of operations.  There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the COVID-19 pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions and security interests in Unico’s assets.  If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets, or put its operating units into runoff, and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements.  Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position.  These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10 of 45

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

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

•	Available-for-sale fixed securities, equity securities, and short-term investments – Fair values are obtained from widely accepted third party vendors.

Cash Equivalents

Cash equivalents are comprised of highly liquid investments with initial maturity of 90 days or less. Cash equivalents include, but not limited to, custodial trust, bank money market and savings accounts.

Concentration of Risks

As of June 30, 2021, the Company’s subsidiary, Crusader Insurance Company (“Crusader”) was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (100% of gross written premium during the three and six months ended June 30, 2021 and 99.9% of gross written premium during the three and six months ended June 30, 2020). During the three and six months ended June 30, 2021, approximately 99.8% and 99.6%, respectively of Crusader’s business was commercial multiple peril (“CMP”) policies. During the three and six months ended June 30, 2020, approximately 99.5% of Crusader’s business was commercial multiple peril (“CMP”) policies.

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

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

2020 Program
Number of shares repurchased	22	-	22	-
Cost of shares repurchased
Allocated to retained earnings	$91	$-	$91	$-
Allocated to capital	10	-	10	-
Total cost of shares repurchased	$101	$-	$101	$-

2008 Program
Number of shares repurchased	-	-	-	978
Cost of shares repurchased
Allocated to retained earnings	$-	$-	$-	$5,760
Allocated to capital	-	-	-	480
Total cost of shares repurchased	$-	$-	$-	$6,240

11 of 45

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of June 30, 2021. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

NOTE 3 – INCOME (LOSS) PER SHARE

The following table represents the reconciliation of the Company's basic income (loss) per share and diluted income (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Basic Income (Loss) Per Share
Net income (loss)	$(1,406,811)	$(434,814)	$860,893	$(1,478,640)

Weighted average shares outstanding	5,304,885	5,305,742	5,304,885	5,306,231

Basic income (loss) per share	$(0.27)	$(0.08)	$0.16	$(0.28)

Diluted Income (Loss) Per Share
Net income (loss)	$(1,406,811)	$(434,814)	$860,893	$(1,478,640)

Weighted average shares outstanding	5,304,885	5,305,742	5,304,885	5,306,231
Effect of dilutive securities	-	-	-	-
Diluted shares outstanding	5,304,885	5,305,742	5,304,885	5,306,231

Diluted income (loss) per share	$(0.27)	$(0.08)	$0.16	$(0.28)

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

12 of 45

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

NOTE 5 – ACCOUNTING FOR TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to a tax allocation agreement, the Company’s subsidiaries, Crusader and American Acceptance Corporation (“AAC”), are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2017 and California state income tax authorities for tax returns filed starting at taxable year 2016. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of June 30, 2021, and December 31, 2020, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As of June 30, 2021, the Company had deferred tax assets of $7,812,224 generated from $37,201,066 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,617,828 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the six months ended June 30, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,698,797 that, in management’s judgment, are not more-likely-than-not to be realized. For the year ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 6 – REAL ESTATE HELD FOR SALE, NET AND PROPERTY AND EQUIPMENT, NET

Real estate held for sale consists of the following:

	June 30	December 31
	2021	2020

Real estate held for sale, located in Calabasas, California	$-	$10,202,676
Accumulated depreciation and amortization	-	(1,867,659)
Real estate held for sale, net	$-	$8,335,017

13 of 45

Property and equipment consist of the following:

	June 30	December 31
	2021	2020

Furniture, fixtures, equipment	2,188,132	2,191,411
Computer software	2,720,639	467,275
Accumulated depreciation and amortization	(2,682,785)	(2,423,617)
Computer software under development	-	1,803,346
Property and equipment, net	$2,225,986	$2,038,415

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

Through the date of the real estate listing, depreciation on the Calabasas Building, owned by Crusader, is computed using the straight line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas Building is computed using the straight line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas Building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2021, was $146,548 and $268,275, respectively, and for the three and six months ended June 30, 2020, was $188,638 and $376,723, respectively.

For the three and six months ended June 30, 2021, the Calabasas Building has generated rental revenue from non-affiliated tenants in the amount of $0 and $13,806, respectively, and for the three and six months ended June 30, 2020, rental revenue from non-affiliated tenants in the amount of $36,070 and $89,360, respectively, which is included in “Other income” from insurance company operation in the Company’s Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2021, the Calabasas Building incurred operating expenses (including depreciation) in the amount of $2,741 and $98,705, respectively, and, for the three and six months ended June 30, 2020, it incurred operating expenses (including depreciation) of $182,937 and $373,034, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

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

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4,000,000 and $8,000,000, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system to an IBM platform. While initially expected to be completed by the end of 2019, at a cost of approximately $300,000, excluding costs of Unico’s employees involved in the upgrade, the system upgrade was completed at the end of the first quarter of 2021 at a cost of approximately $1,500,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. As the system upgrade was completed at the end of the first quarter, the Company started depreciating the associated capitalized costs, including the costs of Unico’s employees involved in the upgrade, during the second quarter of 2021.

14 of 45

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

The hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) or unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of June 30, 2021, and December 31, 2020:

	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$7,371,434	$-	$-	$7,371,434
Corporate securities	-	52,073,814	-	52,073,814
Agency mortgage-backed securities	-	27,301,413	-	27,301,413
Equity securities	3,570,416	-	-	3,570,416
Short-term investments	6,468,314	-	-	6,468,314
Total financial instruments at fair value	$17,410,164	$79,375,227	$-	$96,785,391

December 31, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,832,181	$-	$-	$10,832,181
Corporate securities	-	46,451,905	-	46,451,905
Agency mortgage-backed securities	-	26,125,608	-	26,125,608
Equity securities	2,746,706	-	-	2,746,706
Short-term investments	200,000	-	-	200,000
Total financial instruments at fair value	$13,778,887	$72,577,513	$-	$86,356,400

15 of 45

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and six months ended June 30, 2021 and 2020.

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

NOTE 8 – INVESTMENTS

A summary of investment income, net of investment expenses, net realized investment gains, realized gains on real estate sale, and net unrealized investment gains on equity securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Fixed maturities	$543,971	$509,324	$1,072,138	$1,051,731
Equity securities	22,020	4,890	42,774	6,332
Short-term investments and cash equivalents	341	8,193	722	19,914
Gross investment income	566,332	522,407	1,115,634	1,077,977
Less investment expenses	(37,453)	(32,909)	(72,032)	(67,787)
Net investment income	528,879	489,498	1,043,602	1,010,190
Net realized investment gains	106,410	461	161,809	1,575
Net realized gains on real estate sale	-	-	3,693,858	-
Net unrealized investment gains on equity securities	14,615	67,759	166,281	22,959
Net investment income, realized investment gains, realized gains on real estate sale and unrealized investment gains	$649,904	$557,718	$5,065,550	$1,034,724

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
Available-for-sale fixed maturities:
U.S. Treasury securities	$7,262,854	$140,241	$(31,661)	$7,371,434
Corporate securities	50,551,597	1,646,629	(124,412)	52,073,814
Agency mortgage-backed securities	26,787,187	566,299	(52,073)	27,301,413
Total Available-for sale fixed maturities	84,601,638	2,353,169	(208,146)	86,746,661
Held-to-maturity fixed securities:
Certificates of deposits	548,000	-	-	548,000
Total fixed maturities	$85,149,638	$2,353,169	$(208,146)	$87,294,661

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,596,808	$235,373	$-	$10,832,181
Corporate securities	44,159,926	2,347,826	(55,847)	46,451,905
Agency mortgage-backed securities	25,314,546	833,336	(22,274)	26,125,608
Total Available-for sale fixed maturities	80,071,280	3,416,535	(78,121)	(83,409,694)
Held-to-maturity fixed securities:
Certificates of deposits	798,000	-	-	798,000
Total fixed maturities	$80,869,280	$3,416,535	$(78,121)	$84,207,694

16 of 45

As of June 30, 2021, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $2,045,000 and $1,974,534, on June 30, 2021, respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2021	2020

Gross unrealized gains on fixed maturities	$2,353,169	$3,416,535
Gross unrealized losses on fixed maturities	(208,146)	(78,121)
Net unrealized gains on fixed maturities	2,145,023	3,338,414
Deferred federal tax expense	(450,455)	(701,067)
Net unrealized gains, net of deferred income taxes	$1,694,568	$2,637,347

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at June 30, 2021	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$16,170,000	$16,185,243	$16,386,079	2.31%
Due after one year through five years	26,521,012	26,682,135	27,372,028	1.87%
Due after five years through ten years	19,424,414	19,506,193	20,317,069	2.41%
Due after ten years and beyond	22,237,762	22,776,067	23,219,485	2.37%
Total	$84,353,188	$85,149,638	$87,294,661	2.21%

Maturities by Year at December 31, 2020	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,070,641	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,065,671	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,363,570	18,476,051	19,806,444	2.51%
Due after ten years and beyond	20,927,571	21,238,117	21,971,324	2.63%
Total	$80,427,453	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 7.8 years as of June 30, 2021, and 8.3 years as of June 30, 2020.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2021
U.S. Treasury securities	$4,762,045	$(31,661)	3	$-	$-	-
Corporate securities	14,419,743	(124,412)	18	-	-	-
Agency mortgage-backed securities	6,465,163	(52,073)	8	-	-	-
Total debt securities	25,646,951	(208,146)	29	-	-	-
Equity securities	787,071	(40,703)	38	54	(3)	1
Total	$26,434,022	$(248,849)	67	$54	$(3)	1

17 of 45

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
Corporate securities	2,101,986	(55,847)	2	-	-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of June 30, 2021, and December 31, 2020, were determined to be temporary.

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

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Fixed maturities securities sold
Number of securities sold	2	-	3	1
Amortized cost of sold securities	$1,943,398	$-	$2,193,393	$601,316
Realized gains on sales	$707	$-	$710	$1,114

Fixed maturities securities called
Number of securities called	1	2	3	2
Amortized cost of called securities	$1,018,877	$1,699,539	$2,393,778	$1,699,539
Realized (losses) gains on calls	$(18,877)	$461	$(18,778)	$461

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

The Company started investing in common stock equity securities during the year ended December 31, 2020. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	June 30	December 31
	2021	2020

Cost	$3,205,869	$2,548,440
Unrealized gains	364,547	198,266
Fair market value of equity securities	$3,570,416	$2,746,706

The Company’s investment in certificates of deposit included $598,000 of brokered certificates of deposit as of June 30, 2021 and December 31, 2020.

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

18 of 45

	June 30	December 31
	2021	2020

Certificates of deposit	$200,000	$200,000
Short-term investments	200,000	200,000
Total state held deposits	$400,000	$400,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short‑term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2021	2020
U.S. Treasury bills	$5,299,331	$-
Short-term bonds	968,983	-
Certificates of deposit	200,000	200,000
Total short-term investments	$6,468,314	$200,000

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Six Months Ended June 30
	2021	2020

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$74,893,509	$55,066,480

Less reinsurance recoverable on unpaid losses and loss adjustment expenses	22,253,642	14,725,855
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	52,639,867	40,340,625

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	12,512,046	10,539,635
Development of insured events of prior years	(842,126)	226,656
Total incurred losses and loss adjustment expenses	11,669,920	10,766,291

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	4,374,086	3,266,570
Attributable to insured events of prior years	7,820,122	8,769,575
Total payments	12,194,208	12,036,145

Reserve for unpaid losses and loss adjustment expenses at June 30 – net of reinsurance	52,115,579	39,070,771

Reinsurance recoverable on unpaid losses and loss adjustment expenses	22,081,588	15,806,548
Reserve for unpaid losses and loss adjustment expenses at June 30 – gross of reinsurance	$74,197,167	$54,877,319

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

19 of 45

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

Likewise, the Company is sometimes named as a cross‑defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through Crusader. Incidental actions related to disputes concerning the issuance or non‑issuance of individual policies are sometimes brought by customers or others. These items are also handled on a routine basis by counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company's consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

Crusader has received a number of coronavirus-related business interruption claims. With an exception of one claim for which the investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. The Company intends to contest the allegations and to contest certification of any class. The Company has filed responsive pleadings and the litigation is proceeding.

20 of 45

Crusader has received seven claims related to civil unrest through June 30, 2021 of which two are open. Crusader has sufficient excess of loss and catastrophe reinsurance treaties to protect against exposure of such claims. The Company believes the losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

As a property and casualty insurance company, Crusader is subject to Risk Based Capital (“RBC”) requirements. RBC is a method developed by the National Association of Insurance Commissioners (“NAIC”) and adopted in the California Insurance Code to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC requirements require Crusader to report the results of RBC calculations to the California Insurance Commissioner, as its domiciliary insurance regulator (“CA DOI”) and the NAIC. If Crusader fails to meet certain standards related to its RBC Authorized Control Level and its RBC total adjusted capital standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, and operations.

Crusader’s RBC total adjusted capital was less than 300% of its Authorized Control Level RBC as of December 31, 2020, and its statutory accounting basis combined ratio was in excess of 120% for the year ended December 31, 2020. The RBC level when coupled with the statutory accounting basis combined ratio triggered a Company Action Level Event under the RBC. Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader will take to correct the conditions that resulted in the Company Action Level Event and on July 2, 2021, submitted a revised RBC Plan which addressed questions raised by the CA DOI. The CA DOI has not accepted the revised RBC. The CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader. Depending on the scope and nature of any such requests from the CA DOI, the Company and Crusader may not be able to take certain of such corrective actions, including the potential infusion of capital to Crusader.

It is possible that continued underwriting losses being experienced by Crusader during 2021 will cause further deterioration in the policyholder surplus of Crusader. If this causes Crusader's adjusted capital to be less than 300% as of December 31, 2021, an additional Company Action Level Event would be triggered if the statutory accounting basis combined ratio as of December 31, 2021 is greater than 120%. At June 30, 2021, Crusader’s statutory accounting basis combined ratio was 117%.

Crusader may be adversely affected if it cannot obtain additional capital for its business and operations. The strength of an insurer is measured in large part by is policyholder surplus. Crusader has sustained net losses for several years which have decreased its policyholder surplus, which has fallen from $46,498,960 at December 31 2019 to $26,893,515 at December 31, 2020. The Company does not have current resources to infuse additional capital into Crusader to increase its policyholder surplus.

Unico generally receives dividends annually from Crusader to fund its operations and expenses. However, due to Crusader's decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader, Unico does not expect that Crusader will declare any such dividends for the foreseeable future because of its capital position. It is also possible that the CA DOI may request or direct that Crusader not make any dividend payments (or impose limits on the amount of dividends that Crusader can make) to Unico for a period of time. If the CA DOI imposes such restrictions on Crusader, or if Unico otherwise does not receive such dividends, Unico's financial condition and its ability to fund its operations and expenses will be adversely affected.

NOTE 11 – INCENTIVE STOCK PLANS AND STOCK BASED COMPENSATION

The Company’s 2021 Equity Incentive Plan (the “Plan”) Incentive Stock Option Plan covers 500,000 shares of the Company’s common stock (subject to adjustment in the case of merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, etc.) and was approved by shareholders on May 27, 2021. The Plan provides for the grant of the following equity-based incentive awards to participants: (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) other stock-based awards. As of June 30, 2021 there have been no stock awards granted under the Plan. Through the date of this filing, there have been 44,250 non-qualified stock options granted and 48,000 restricted stock grants under the plan, of which none were vested and exercisable.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the condensed consolidated financial statements were issued. Except as disclosed below and elsewhere, no events have occurred subsequent to June 30, 2021 requiring disclosure or recording in the condensed consolidated financial statements.

Effective August 6, 2021, the Company decided to discontinue loan issuance through AAC. The Company will continue servicing existing loans and will continue issuing loans in the short-term until necessary operational changes are completed.

21 of 45

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

Total revenues for the three months ended June 30, 2021, were $8,132,605 compared to $7,976,227 for the three months ended June 30, 2020, an increase of $156,378 (2%). Total revenues for the six months ended June 30, 2021, were $19,604,260 compared to $15,981,408 for the six months ended June 30, 2020, an increase of $3,622,852 (23%). The Company had net loss of $1,406,811 for the three months ended June 30, 2021, compared to net loss of $434,814 for the three months ended June 30, 2020, an increase in net loss of $971,997. The Company had net income of $860,893 for the six months ended June 30, 2021, compared to net loss of $1,478,640 for the six months ended June 30, 2020, an increase in net income of $2,339,533 (158%). On February 12, 2021, the Company, through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302, for approximately $12,695,000 (the “Sale”). The Company recognized a gain of $3,693,858 on the sale of the building. The increase in net income was primarily due to the realized gain on this sale.

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

Based on Unico's current cash and short‑term investments at June 30, 2021, and in light of its expectation that it will not receive dividends from Crusader for the foreseeable future, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

Crusader, Unico's principal operating subsidiary, is not itself in a position where there is substantial doubt about its ability to continue as a going concern for the next 12 months and intends to continue to operate in the ordinary course, but any negative consequences that Unico experiences may disrupt or otherwise adversely affect Crusader.

Unico needs to improve its operating results and/or raise substantial additional capital to continue to fund its operations, and to successfully execute its current operating plan.  To meet its capital obligations, Unico is considering multiple alternatives, including, but not limited to, strategic financing, reevaluation of its planned operations, delaying, scaling back, or eliminating some or all of its business operations, expense reduction, reorganization, merger with another entity, or cessation of operations.  There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the COVID-19 pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions and security interests in Unico’s assets.  If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets, or put its operating units into runoff, and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements.  Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position.  These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock.

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

22 of 45

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the first half of 2020, however, the investment portfolio recovered in value in subsequent quarters. The governmental response to the pandemic contributed to the recent decline in investment yields, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

Crusader has received a number of coronavirus-related business interruption claims. With an exception of one claim for which investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. The Company intends to contest the allegations and to contest certification of any class. The Company has filed responsive pleadings and the litigation is proceeding.

While the coronavirus pandemic is also affecting the Company’s internal operations, the Company implemented a plan at the onset of the COVID-19 pandemic to help its operations continue effectively during the ongoing pandemic, including processes to limit the spread of COVID-19 among employees. For example, the Company modified its business practices in accordance with social distancing and safety guidelines, allowing many work-from-home arrangements, flexible work schedules, and restricted business travel. The Company’s employees are following the guidelines and approximately 75% are working from their homes. The Company will follow governmental safety guidelines in determining on when to remove the coronavirus-related business restrictions and on when to request the employees working from their homes to return to their workplaces for several days per week; the Company estimates this will occur in the fourth quarter of 2021. While the pandemic has created new challenges for the Company, the Company’s ability to maintain its operations, internal controls and relationships has not been adversely affected.

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

In light of the challenges faced and operational results, the Company has taken several steps to improve its results. To improve revenues the Company is working to improve its sales in the markets that it has historically served, to gain access to markets that it has not previously served.

23 of 45

On November 24, 2020, United Specialty Insurance Company (“USIC”) and certain Company’s subsidiaries entered into the following agreements pursuant to which USIC will underwrite property and casualty insurance policies on a surplus lines basis by and through Unifax and such policies will be reinsured by Crusader:

•

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

•

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

•

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

In 2018, the Company determined that the cost to replace its legacy IT system would be between $4,000,000 and $8,000,000, and the installation of such a system would take between two to four years. After weighing the time and expense involved against the anticipated benefit from such an investment, the Company opted for what it then perceived to be a less expensive upgrade to its legacy system to an IBM platform. While initially expected to be completed by the end of 2019, at a cost of approximately $300,000, excluding costs of Unico’s employees involved in the upgrade, the system upgrade was completed at the end of the first quarter of 2021 at a cost of approximately $1,500,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. As the system upgrade was completed at the end of the first quarter, the Company started depreciating the associated capitalized costs, including the costs of Unico’s employees involved in the upgrade, during the second quarter of 2021. The Company is exploring options to further modernize the system to improve its external producers’ experience and to enhance efficiency of its operations.

Revenue and Income Generation

The Company receives its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. The insurance company operation, excluding the realized gain on real estate sale, generated approximately 94% of consolidated revenues for the three and six months ended June 30, 2021, compared to 93% of consolidated revenues for the three and six months ended June 30, 2020, respectively. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of June 30, 2021, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (100% of gross written premium during the three and six months ended June 30, 2021 and 99.9% of gross written premium during the three and six months ended June 30, 2020). During the three and six months ended June 30, 2021, approximately 99.8% and 99.6%, respectively of Crusader’s business was commercial multiple peril (“CMP”) policies. During the three and six months ended June 30, 2020, approximately 99.5% of Crusader’s business was commercial multiple peril (“CMP”) policies.

Crusader’s total gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

24 of 45

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change

California	$11,567,118	$8,770,767	$2,796,351	$22,049,663	$17,966,631	$4,083,032
Arizona	-	10,360	(10,360)	-	21,382	(21,382)
Total gross written premium	$11,567,118	$8,781,127	$2,785,991	$22,049,663	$17,988,013	$4,061,650

Crusader believes that it can grow its sales and profitability through improved specialization and sales incentives. Crusader currently focuses in three underwriting verticals: (1) Transportation, (2) Mainstreet, and (3) Buildings. The Company reorganized its underwriting verticals for proper staffing and business focus during the first quarter of 2021. The former Food, Beverage and Entertainment and Garage and Mercantile verticals became Mainstreet, and the former Apartments & Commerical Buildings vertical was renamed Buildings. Crusader also is evaluating the possibility of expanding its operations geographically, on an admitted or non-admitted basis, so as to offer similar products in other states, but the timing of any such expansion is not yet determined.

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

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Direct written premium	$10,781,536	$8,596,429	$20,958,399	$17,803,315
Assumed written premium	785,582	184,698	1,091,264	184,698
Less: written premium ceded to reinsurers	(2,857,064)	(2,003,311)	(5,637,056)	(3,982,438)
Net written premium	8,710,054	6,777,816	16,412,607	14,005,575
Change in direct unearned premium	(1,109,381)	147,389	(1,993,075)	(149,672)
Change in assumed unearned premium	(583,254)	(167,652)	(794,470)	(167,652)
Change in ceded unearned premiums	(49,671)	12,558	(53,554)	(7,006)
Net earned premium	$6,967,748	$6,770,111	$13,571,508	$13,681,245

The insurance company operation underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting loss before income taxes is as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change

Net written premium	$8,710,054	$6,777,816	$1,932,238	$16,412,607	$14,005,575	$2,407,032
Change in net unearned premium	(1,742,306)	(7,705)	(1,734,601)	(2,841,099)	(324,330)	(2,516,769)
Net earned premium	6,967,748	6,770,111	197,637	13,571,508	13,681,245	(109,737)
Less:
Losses and loss adjustment expenses	6,084,707	4,888,906	1,195,801	11,669,920	10,766,291	903,629
Policy acquisition costs	1,105,545	1,202,026	(96,481)	2,127,510	2,346,451	(218,941)
Total underwriting expenses	7,190,252	6,090,932	1,099,320	13,797,430	13,112,742	684,688
Underwriting gain (loss) before income taxes	$(222,504)	$679,179	$(901,683)	$(225,922)	$568,503	$(794,425)

25 of 45

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

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s income (loss) before taxes:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Underwriting gain (loss) before income taxes	$(222,504)	$679,179	$(225,922)	$568,503
Insurance company operation revenues:
Net investment income	528,879	489,498	1,043,602	1,010,190
Net realized investment gains	106,410	461	161,809	1,575
Net realized gains on real estate sale	-	-	3,693,858	-
Net unrealized investment gains on
equity securities	14,615	67,759	166,281	22,959
Other income	54,465	122,822	27,714	203,759
Other insurance operations revenues:
Gross commissions and fees	415,711	457,886	849,172	926,955
Finance charges and fees earned	44,772	67,686	89,770	134,705
Other income	5	4	546	20
Less expenses:
Salaries and employee benefits	1,205,630	1,251,922	2,333,721	2,374,421
Commissions to agents/brokers	20,434	24,000	41,002	49,954
Other operating expenses	1,147,124	993,935	2,320,602	1,974,351
(Loss) income before taxes	$(1,430,835)	$(384,562)	$1,111,505	$(1,530,060)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company recognized a premium deficiency of $50,000 as of June 30, 2021. The Company did not carry a premium deficiency reserve as of June 30, 2020. The premium deficiency was recorded as a reduction in deferred policy acquisition costs.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Loss ratio (1)	87%	72%	86%	79%
Expense ratio (2)	33%	27%	32%	32%
Combined ratio (3)	120%	99%	118%	111%

(1) Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.

26 of 45

(2) Expense ratio is defined as a sum of policy acquisition costs and portions of indirect salaries and employee benefits and other operating expenses allocation to the insurance company operations, reduced by allocation of gross commissions and fees and other income, divided by net earned premium. The calculation of this expense ratio is different from the one used for computing the statutory accounting basis combined ratio.

(3) Combined ratio is defined as a sum of loss ratio and expense ratio. This combined ratio is different from the statutory accounting basis combined ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$5,754,482	$5,378,459	$376,023	$12,512,046	$10,539,635	$1,972,411
Development of insured events of prior years	330,225	(489,553)	819,778	(842,126)	226,656	(1,068,782)
Total losses and loss adjustment expenses	$6,084,707	$4,888,906	$1,195,801	$11,669,920	$10,766,291	$903,629

For further analysis of losses and loss adjustment expenses, refer to “Results of Operations”.

On February 5, 2021, A.M. Best Company revised the outlooks to negative from stable and affirmed Crusader’s Financial Strength Rating (“FSR”) of B++ (Good) and Long-Term Issuer Credit Rating (“Long-Term ICR”) of “bbb”. Additionally, A.M. Best has revised the outlook to negative from stable and affirmed the Long-Term ICR of “bb” of the Company. Crusader is a wholly owned subsidiary of the Company.

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

Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best FSR of “A-” or higher, and the A.M. Best’s changed ratings of Crusader may also have a negative impact on Crusader’s reputation. Therefore, Crusader’s and Unico’s changed ratings may have a negative impact on the Company’s revenue and results of operations. The Company cannot quantify the impact that the rating changes have had or will have on its revenue and results of operations, and the Company cannot determine if or when Crusader might regain the “A-” FSR from A.M. Best. In light of the liquidity concerns being experienced by the Company and further deterioration of Crusader policyholder surplus during the first six months of 2021, it is possible that A.M. Best may further downgrade the FSR and Long-Term ICR of the Company and/or Crusader, or negatively revise its outlooks for such ratings.

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

Crusader’s ability to successfully operate its insurance operation is dependent upon its ability to charge premium rates to its policyholders that are adequate and thereby permit it to cover its anticipated losses and expenses and achieve a fair and reasonable return on its capital. To the extent that Crusader’s existing premium rates do not meet this threshold, Crusader may seek to increase or otherwise modify such rates. Crusader’s ability to successfully operate its insurance operation is also dependent upon its ability to utilize appropriate policy forms. However, as an insurance company, Crusader is subject extensive statutes, regulations, administrative directives and common law that limit modifications of its premium rates or policy forms. Accordingly, Crusader’s ability to implement rate increases or modifications to its policy forms are dependent upon regulatory approval, which Crusader may not receive. Furthermore, the ability of insurers to obtain regulatory approval of premium rate increases and modifications to policy forms is subject to additional uncertainty during the COVID-19 pandemic.

27 of 45

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees and other income. These operations accounted for approximately 6% of total revenues, excluding the realized gain on real estate sale, in the three and six months ended June 30, 2021, compared to approximately 7% of total revenues in the three and six months ended June 30, 2020, respectively.

Investments

The Company generated revenues from its total invested assets of $94,823,821 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) and $84,440,715 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) as of June 30, 2021 and 2020, respectively.

Investment income (net of investment expenses) increased $39,381 (8%) and $33,412 (3%) to $528,879 and $1,043,602 for the three and six months ended June 30, 2021, respectively, compared to $489,498 and $1,010,190 for the three and six months ended June 30, 2020, respectively. This increase in investment income was due primarily to the increase in average invested assets.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years. As of June 30, 2021, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock and money market funds are readily marketable. As of June 30, 2021, the weighted average maturity of the Company’s investments was approximately 7.8 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.6 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, is dependent on dividends from Crusader and its other subsidiaries to fund its operations and expenses.  Unico does not expect that it will receive dividends from Crusader to fund its operations and expenses for the foreseeable future due to Crusader's decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader. These circumstances raise substantial doubt about Unico's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

No assurance can be given that the Company’s estimate of ultimate loss and loss adjustment expense reserves will be sufficient, but based on the Company’s current loss and loss expense reserves and expected current and future payments; the Company believes that there are no current liquidity issues for Crusader. However, as an insurance holding company, the Company does not independently generate significant revenue and is dependent on dividends from Crusader and its other subsidiaries to fund its operations and expenses. As discussed below, the Company does not expect to receive such dividends for the foreseeable future, and accordingly, its financial position and ability to pay operating expenses will be adversely impacted.

Crusader has a significant amount of cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of Crusader. Those payments are monitored and projected to ensure that Crusader has liquidity to cover those payments without the need to liquidate investments. Cash, cash equivalents, and investments (at amortized cost) of Crusader at June 30, 2021, were $96,702,377 compared to $87,575,700 at December 31, 2020. Crusader's cash, cash equivalents, and investments were 99% and 98% of the total cash and investments (at amortized cost) held by the Company as of June 30, 2021, and December 31, 2020, respectively.

As disclosed in the Company’s 2020 Annual Report on Form 10-K, a Company Action Level Event of Crusader was deemed to have occurred as of December 31, 2020. On March 24, 2021, Crusader submitted a Risk Based Capital Plan (the “RBC Plan”) to the CA DOI to address the actions that Crusader will take to correct the conditions that resulted in the Company Action Level Event. On July 2, 2021, Crusader submitted a revised RBC Plan which addressed questions raised by the CA DOI. The CA DOI has not accepted the revised RBC Plan. The CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader. Depending on the scope and nature of any such requests from the CA DOI, the Company and Crusader may not be able to take certain of such corrective actions, including the potential infusion of capital to Crusader.

28 of 45

Unico generally receives dividends annually from Crusader to fund its operations and expenses. However, due to Crusader's decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader, Unico does not expect that Crusader will declare any such dividends for the foreseeable future because of its capital position. It is also possible that the CA DOI may request or direct that Crusader not make any dividend payments (or impose limits on the amount of dividends that Crusader can make) to Unico for a period of time. Such action could occur because of the current amount of policyholder surplus of Crusader and the continued losses being sustained by Crusader, which have the effect of further reducing its policyholder surplus.  In 2021, the policyholder surplus of Crusader decreased because Crusader experienced net losses for the quarters ended March 31, 2021 and June 30, 2021.  The possible action by the CA DOI regarding the payment of dividends may occur in connection with the review of the revised RBC Plan submitted by Crusader.

As of June 30, 2021 all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, common stock and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Fixed maturities:
U.S. Treasury securities	$7,262,854	$7,371,434	$10,596,808	$10,832,181
Corporate securities	50,551,597	52,073,814	44,159,926	46,451,905
Agency mortgage-backed securities	26,787,187	27,301,413	25,314,546	26,125,608
Certificates of deposit	548,000	548,000	798,000	798,000
Total fixed maturity investments	85,149,638	87,294,661	80,869,280	84,207,694
Equity securities	3,205,869	3,570,416	2,548,440	2,746,706
Short-term investments	6,468,314	6,468,314	200,000	200,000
Total investments	$94,823,821	$97,333,391	$83,617,720	$87,154,400

The short‑term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturity between three and twelve months. Amortized costs of the short-term investments approximate their fair values.

The Company is required to classify its investment securities into one of three categories: held‑to‑maturity, available‑for‑sale, or trading securities. Although part of the Company's investments in fixed maturity securities is classified as available‑for‑sale and, while the Company may sell investment securities from time to time in response to economic, regulatory, and market conditions, its investment guidelines place primary emphasis on buying and holding high‑quality investments to maturity.

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

29 of 45

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

An independent investment advisor manages Crusader’s investments. The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company. Through July 31, 2021, the investments were held by Crusader’s previous custodian, Union Bank Global Custody Services (“Union Bank”). Effective the following business day, August 2, 2021, the investments are held by Crusader’s current custodian, U.S Bank, Institutional Trust and Custody (“U.S. Bank”) as a result of sale of the custodial business by Union Bank to U.S. Bank.

As of June 30, 2021, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $2,045,000 and $1,974,534 on June 30, 2021, respectively.

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

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

2020 Program
Number of shares repurchased	22	-	22	-
Cost of shares repurchased
Allocated to retained earnings	$91	$-	$91	$-
Allocated to capital	10	-	10	-
Total cost of shares repurchased	$101	$-	$101	$-

2008 Program
Number of shares repurchased	-	-	-	978
Cost of shares repurchased
Allocated to retained earnings	$-	$-	$-	$5,760
Allocated to capital	-	-	-	480
Total cost of shares repurchased	$-	$-	$-	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of June 30, 2021. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.

The Company reported $2,926,226 net cash used by operating activities for the six months ended June 30, 2021, compared to $1,507,637 net cash used by operating activities for the six months ended June 30, 2020. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity. Although the Condensed Consolidated Statements of Cash Flows reflect net cash used by operating activities, the Company does not anticipate future liquidity problems, and the Company believes it continues to be well capitalized and adequately reserved.

30 of 45

RESULTS OF OPERATIONS

All comparisons made in this discussion are comparing the three and six months ended June 30, 2021, to the three and six months ended June 30, 2020, unless otherwise indicated.

For the three and six months ended June 30, 2021, total revenues were $8,132,605, an increase of $156,378 (2%) and $19,604,260, an increase of $3,622,852 (23%) compared to total revenues of $7,976,227 and $15,981,408 for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, the Company had loss before taxes of $1,430,835 and income before tax of $1,111,505, respectively, compared to loss before taxes of $384,562 and $1,530,060 for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, the Company had net loss of $1,406,811 and net income of $860,893, respectively, compared to net loss of $434,814 and $1,478,640, for the three and six months ended June 30, 2020, respectively

The increase in revenues of $156,378 for the three months ended June 30, 2021, when compared to the three months ended June 30, 2020, was primarily due to an increase in net earned premium of $197,637 (3%). The increase in revenues of $3,622,852 for the six months ended June 30, 2021, when compared to the six months ended June 30, 2020, was primarily due to the realized gain of $3,693,858 on the sale of the Calabasas Building.

The loss before tax of $1,430,835 for the three months ended June 30, 2021, compared to loss before taxes of $384,582 for the three months ended June 30, 2020, was due primarily to an increase in losses and loss adjustment expenses of $1,195,801 (24%) and an increase in other operating expenses of $153,188 (15%). The income before tax of $1,111,505 for the six months ended June 30, 2021, compared to loss before taxes of $1,530,060 for the six months ended June 30, 2020, was due primarily to the realized gain of $3,693,858 on the sale of the Calabasas Building, a decrease in policy acquisition costs of $218,941 (9%), offset by an increase in losses and loss adjustment expenses of $903,629 (8%) and an increase in other operating expenses of $346,251 (18%).

Crusader premium

Crusader’s primary lines of business are written on Commercial Multi Peril policies. These policies represented approximately 99.6% and 99.5% of Crusader’s total written premium for the years ended June 30, 2021 and 2020, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements increased $2,785,991 (32%) and $4,061,650 (23%) to $11,567,118 and $22,049,663 for the three and six months ended June 30, 2021, respectively, compared to $8,781,127 and $17,988,013 for the three and six months ended June 30, 2020, respectively.

The increase in gross written premium for the three and six months ended June 30, 2021, was due primarily to growth in the Company’s Transportation vertical. The Transportation vertical transacts insurance primarily for long-haul trucking operations that are domiciled in California. The growth in the Company’s Transportation vertical was partially offset by the decrease in the Buildings vertical.

As part of its periodic performance reviews, Crusader analyzed the adequacy of its existing premium rates and policy forms. This analysis revealed that certain of Crusader’s products have approved rates and policy forms that are expected to yield premium revenue that is insufficient to cover Crusader’s anticipated losses and expenses and provide Crusader with a fair and reasonable rate of return. Accordingly, Crusader filed applications seeking rate increases and policy form revisions, which the CA DOI declined to approve. Due to the inability to obtain approval of rate increases or changes to its policy forms designed to exclude habitability related perils needed in the Company’s view to profitably underwrite its Building program policies, the Company stopped renewing its existing policies on Crusader’s paper and is now offering this product on USIC paper.

31 of 45

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

Gross earned premium

Gross earned premium increased $1,113,619 (13%) to $9,874,483 and $1,591,429 (9%) to $19,262,118 for the three and six months ended June 30, 2021, respectively, compared to $8,760,864 and $17,670,689 for the three and six months ended June 30, 2020, respectively. All policies are written on annual basis. Earned premium represents a portion of written premium that is recognized as income in the consolidated financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in gross earned premium was due primarily to an increase in gross written premium in 2020 and 2021.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $915,982 (46%) to $2,906,735 and $1,701,165 (43%) to $5,690,609 for the three and six months ended June 30, 2021, compared to $1,990,753 and $3,989,444 for the three and six months ended June 30, 2020, respectively. Ceded earned premium as a percentage of gross earned premium was 29% and 30% for the three and six months ended June 30, 2021, respectively, and 23% for the three and six months ended June 30, 2020.  The increase in the ceded earned premium as a percentage of gross earned premium for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was due primarily to higher rates on the excess of loss reinsurance treaty.

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

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2021, all such ceded contracts are accounted for as risk transfer reinsurance.

32 of 45

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Direct earned premium	$9,672,155	$8,743,818	$18,965,324	$17,653,643
Assumed earned premium	202,328	17,046	296,794	17,046
Ceded earned premium	(2,906,735)	(1,990,753)	(5,690,609)	(3,989,444)
Net earned premium	$6,967,748	$6,770,111	$13,571,508	$13,681,245

Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	29%	23%	30%	23%

Net Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income increased $39,381 (8%) to $528,879 and $33,412 (3%) to $1,043,602 for the three and six months ended June 30, 2021, respectively, compared to $489,498 and $1,010,190 for the three and six months ended June 30, 2020, respectively. This increase in investment income was due primarily to an increase in average invested assets. The Company had net realized investment gains of $106,410 and $161,809 for the three and six months ended June 30, 2021, respectively, compared to net realized investment gains of $461 and $1,575 for the three and six months ended June 30, 2020, respectively. The Company had net unrealized investment gains on equity securities of $14,615 and $166,281 for the three and six months ended June 30, 2021 compared to $67,759 and $22,959 for the three and six months ended June 30, 2020.

Average annualized yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Average invested assets (1) - at amortized cost	$93,962,767	$84,876,803	$89,220,771	$84,718,971
Net investment income from:
Invested Assets (2)	$528,791	$489,387	$1,043,183	$1,006,567
Cash Equivalents	88	111	419	3,623
Total investment income	$528,879	$489,498	$1,043,602	$1,010,190
Annualized yield on average invested assets (3)	2.3%	2.3%	2.3%	2.4%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)

Investment income from insurance company operation included $37,453 and $72,032 of investment expense for the three and six months ended June 30, 2021, compared to $32,909 and $67,787 of investment expense for the three and six months ended June 30, 2020.

(3)	Annualized yield on average invested assets did not include the investment income from cash equivalents.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at June 30, 2021	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$16,170,000	$16,185,243	$16,386,079	2.31%
Due after one year through five years	26,521,012	26,682,135	27,372,028	1.87%
Due after five years through ten years	19,424,414	19,506,193	20,317,069	2.41%
Due after ten years and beyond	22,237,762	22,776,067	23,219,485	2.37%
Total	$84,353,188	$85,149,638	$87,294,661	2.21%

33 of 45

Maturities by Year at December 31, 2020	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,070,641	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,065,671	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,363,570	18,476,051	19,806,444	2.51%
Due after ten years and beyond	20,927,571	21,238,117	21,971,324	2.63%
Total	$80,427,453	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 7.8 years as of June 30, 2021, and 8.3 years as of June 30, 2020.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2021
U.S. Treasury securities	$4,762,045	$(31,661)	3	$-	$-	-
Corporate securities	14,419,743	(124,412)	18	-	-	-
Agency mortgage-backed securities	6,465,163	(52,073)	8	-	-	-
Total debt securities	25,646,951	(208,146)	29	-	-	-
Equity securities	787,071	(40,703)	38	54	(3)	1
Total	$26,434,022	$(248,850)	67	$54	$(3)	1

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
Corporate securities	2,101,986	(55,847)	2	-	-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

While the fair value of Company’s investment portfolio at June 30, 2021, has recovered from the declines recorded in the first half of 2020, the effects of the coronavirus pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the six months ended June 30, 2021, and the economic uncertainty caused by the pandemic may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of June 30, 2021, and December 31, 2020, were determined to be temporary.

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

34 of 45

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Fixed maturities securities sold
Number of securities sold	2	-	3	1
Amortized cost of sold securities	$1,943,398	$-	$2,193,393	$601,316
Realized gains on sales	$707	$-	$710	$1,114

Fixed maturities securities called
Number of securities called	1	2	3	2
Amortized cost of called securities	$1,018,877	$1,699,539	$2,393,778	$1,699,539
Realized (losses) gains on calls	$(18,877)	$461	$(18,778)	$461

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations was $54,470 and $28,260 for the three and six months ended June 30, 2021, respectively, compared to $122,826 and $203,779 for the three and six months ended June 30, 2020, respectively. The decreases in other income during the three and six months ended June 30, 2021, are due primarily to a decrease in rental income as a result of the sale of the building owned by Crusader and timing of certain receipts.

Gross commissions and fees

Gross commissions and fees decreased $42,175 (9%) to $415,711 and $77,783 (8%) to $849,172 for the three and six months ended June 30, 2021, respectively, compared to gross commissions and fees of $457,886 and $926,955 for the three and six months ended June 30, 2020, respectively.

The comparison in gross commission and fee income for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change

Brokerage fee income	$205,725	$265,763	$(60,038)	$441,621	$526,709	$(85,088)
Health insurance program	198,487	168,098	30,389	377,461	353,282	24,179
Membership and fee income	11,499	24,025	(12,526)	30,090	46,964	(16,874)
Gross commissions and fees	$415,711	$457,886	$(42,175)	$849,172	$926,955	$(77,783)

Unifax sells and services insurance policies for Crusader and USIC. For these brokerage services, Unifax receives commissions from insurance companies and fees from policyholders. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies. For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy. The unearned portion of the brokerage fees is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Brokerage fee income decreased $60,038 (23%) and $85,088 (16%) in the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, due primarily to reduction in policy counts.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commission based on the premiums that it writes. Commission income increased $30,389 (18%) and $24,179 (7%) in the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The increases in the commission during the three and six months ended June 30, 2021, are due primarily to the increase in overall group size for existing accounts as more companies are increasing their employee counts compared to the decrease in employee counts as a result of COVID in the prior period where there was a decrease in employee counts due to COVID.

35 of 45

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $12,526 (52%) and $16,874 (36%) for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The decreases in the membership and fee income during the three and six months ended June 30, 2021, are due primarily to a decrease in administration fees.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $22,914 (34%) to $44,772 and $44,935 (33%) to $89,770 for the three and six months ended June 30, 2021, respectively, compared to $67,686 and $134,705 in fees earned during the three and six months ended June 30, 2020, respectively, due primarily to the decrease in the number of policies financed. During the three and six months ended June 30, 2021, AAC issued 201 and 432 loans, respectively, and had 670 loans outstanding as of June 30, 2021. During the three and six months ended June 30, 2020, AAC issued 296 and 641 loans, respectively, and had 1,078 loans outstanding as of June 30, 2020. AAC provides premium financing for Crusader and USIC policies produced by Unifax in California. Effective August 6, 2021, the Company decided to discontinue loan issuance through AAC. The Company will continue servicing existing loans and will continue issuing loans in the short-term until necessary operational changes are completed.

Losses and loss adjustment expenses

Loss and loss adjustment expenses are the Company’s largest expense item. Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, were 87% and 86% for the three and six months ended June 30, 2021, compared to 72% and 79% for the three and six months ended June 30, 2020.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
	2021	2021 Loss Ratio	2020	2020 Loss Ratio	Change

Net earned premium	$6,967,748		$6,770,111		$197,637

Losses and loss adjustment expenses:
Provision for insured events of current year	5,754,482	82%	5,378,459	79%	376,023
Development of insured events of prior years	330,225	5%	(489,553)	(7)%	819,778
Total losses and loss adjustment expenses	$6,084,707	87%	$4,888,906	72%	$1,195,801

	Six Months Ended June 30
	2021	2021 Loss Ratio	2020	2020 Loss Ratio	Change

Net earned premium	$13,571,508		$13,681,245		$(109,737)

Losses and loss adjustment expenses:
Provision for insured events of current year	12,512,046	92%	10,539,635	77%	1,972,411
Development of insured events of prior years	(842,126)	(6)%	226,656	2%	(1,068,782)
Total losses and loss adjustment expenses	$11,669,920	86%	$10,766,291	79%	$903,629

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

36 of 45

The $5,754,482 provision for insured events of current year for the three months ended June 30, 2021, was $376,023 higher than the $5,378,459 provision for insured events of current year for the three months ended June 30, 2020, due primarily to higher severity and frequency of liability claims related to the Transportation vertical. The higher severity of the Transportation liability claims was caused by several fatal accidents which involved drivers insured by Crusader.

The $330,225 adverse development of insured events of prior years for the three months ended June 30, 2021, was $819,778 higher compared to the $489,553 favorable development for the three months ended June 30, 2020, due primarily to the increase in the incurred but not reported (“IBNR”) reserves associated with the Buildings vertical and higher severity of liability claims related to the Transportation vertical during the three months ended June 30, 2021.

The $12,512,046 provision for insured events of current year for the six months ended June 30, 2021, was $1,972,411 higher than the $10,539,635 provision for insured events of current year for the six months ended June 30, 2020, due primarily to the increase in the 2021 accident year IBNR reserves associated with the Transportation vertical as a result of premium growth in the vertical. Also, contributing to the increase was a higher frequency and severity of liability claims related to the Transportation vertical.  The higher severity of the Transportation liability claims was caused by several fatal accidents which involved drivers insured by Crusader.

The $842,126 favorable development of insured events of prior years for the six months ended June 30, 2021, was $1,068,782 lower compared to the $226,656 adverse development for the six months ended June 30, 2020, due primarily to reductions in the 2020 and prior accident years IBNR reserves associated with Transportation vertical as a result of positive claims emergence.

Crusader has received 152 coronavirus-related business interruption claims through June 30, 2021 of which one is open. While the Company does not believe it is exposed to substantial risk from those claims under the insurance policies written by Crusader, the individual circumstances of each such claim are reviewed to fulfill Crusader’s obligation to its policyholders if coverage applies. Further, there may be impacts to the timing of loss emergence and ultimate loss ratios for certain Crusader’s products due to postponements of civil court cases, extensions of various statutes of limitations, changes in settlement trends and other new legislative, regulatory or judicial developments which could result in loss reserve deficiencies and negative impact on results of operations.

Crusader has received seven claims related to civil unrest through June 30, 2021 of which two are open. Crusader has sufficient excess of loss and catastrophe reinsurance treaties to protect against exposure of such claims. The Company believes the losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since June 30, 2019:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
June 30, 2021	$5,754,482	$330,225	$6,084,707
March 31, 2021	6,757,564	(1,172,351)	5,585,213
December 31, 2020	6,758,848	(202,270)	6,556,578
September 30, 2020	9,385,389	7,934,662	17,320,051
June 30, 2020	5,378,459	(489,553)	4,888,906
March 31, 2020	5,161,176	716,209	5,877,385
December 31, 2019	5,400,410	1,824,349	7,224,759
September 30, 2019	4,299,018	838,956	5,137,974
June 30, 2019	5,134,626	(75,675)	5,058,951

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

37 of 45

Repeated and sustained underwriting losses in Crusader’s Buildings vertical and growth in Crusader’s Transportation vertical, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation (discussed below), caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves during the three months ended September 30, 2020. This reevaluation and the use of updated assumptions led to significantly more conservative estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly re-evaluation of the loss and loss adjustment expense reserves as of September 30, 2020. The increase in the ultimate incurred losses and loss adjustment expenses manifested primarily through higher IBNR reserves as of December 31, 2020, for 2018, 2019, and 2020 accident year claims pertaining to Buildings and Transportation liability coverages during the three months ended September 30, 2020. During the three months ended June 30, 2021, primarily higher ultimate estimates for Building liability coverage for the 2015 accident year resulted in adverse development of insured events of prior years.

Crusader attributes much of its adverse loss development experienced in the three most recent years ending June 30, 2021, to social inflation. Used here, social inflation is a term that encompasses a relatively new adverse trend related to society’s application of the law when it comes to insurance. In this context, social inflation is generally described by the rising costs of insurance claims due to societal trends which result in increased litigation, broader definitions of liability and contractual interpretations, plaintiff friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages. Crusader has experienced increased costs due to social inflation in all three of its largest programs, Long-haul Transportation, Residential Apartment Buildings, and Bars/Taverns, resulting in higher-than-expected frequency and severity of third-party liability claims.

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

38 of 45

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

Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change

Policy acquisition costs	$1,105,545	$1,202,026	$(96,481)	$2,127,510	$2,346,451	$(218,941)
Ratio to net earned premium (GAAP ratio)	16%	18%		16%	17%

Policy acquisition costs decreased during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, due primarily to increase of ceding commission that Crusader received as a result of increase in premium ceded to its reinsurers.

Salaries and employee benefits

Salaries and employee benefits decreased $46,291 (4%) to $1,205,630 and $40,700 (2%) to $2,333,721 for the three and six months ended June 30, 2021, respectively, compared to $1,251,922 and $2,374,421 for the three and six months ended June 30, 2020.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended June 30
	2021	2020	Change

Total salaries and employee benefits incurred	$2,150,841	$2,066,520	$84,322
Less: charged to losses and loss adjustment expenses	(594,655)	(392,682)	(201,973)
Less: capitalized to policy acquisition costs	(350,556)	(362,029)	11,473
Less: charged to IT system upgrade	-	(59,887)	59,887
Net amount charged to operating expenses	$1,205,630	$1,251,922	$(46,291)

	Six Months Ended June 30
	2021	2020	Change

Total salaries and employee benefits incurred	$4,324,282	$4,073,278	$251,004
Less: charged to losses and loss adjustment expenses	(1,161,993)	(909,065)	(252,928)
Less: capitalized to policy acquisition costs	(660,251)	(682,078)	21,827
Less: charged to IT system upgrade	(168,317)	(107,714)	(60,603)
Net amount charged to operating expenses	$2,333,721	$2,374,421	$(40,700)

The decrease in the total salaries and employee benefits incurred for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was due primarily to a reduction in headcount, partially offset by increases in employee benefits costs as a result of higher medical insurance rates.

Commissions to agents/brokers

Commissions to agents/brokers decreased $3,566 (15%) to $20,434 and $8,952 (18%) to $41,002 for the three and six months ended June 30, 2021, respectively, compared to $24,000 and $49,954 for the three and six months ended June 30, 2020. These decreases in commissions to agents/brokers were due primarily to lower commissions associated with loss of a large group account.

Other operating expenses

Other operating expenses increased $153,189 (15%) to $1,147,124 and $346,251 (18%) to $2,320,602 for the three and six months ended June 30, 2021, respectively, compared to $993,935 and $1,974,351 for the three and six months ended June 30, 2020. The increases in other operating expenses for the three and six months ended June 30, 2021, compared to the six months ended June 30, 2020, were primarily due to increases in rent expense for the corporate headquarters office space leased in February 2021, fees paid under reinsurance arrangement with USIC, business insurance costs, and CA DOI financial examination of Crusader expenses, partially offset by elimination of building maintenance costs after the sale of the building owned by Crusader.

39 of 45

Income tax benefit

Income tax benefit was $24,024 (2% of pre-tax loss) for the three months ended June 30, 2021 and income tax expense was $50,252 (-13% of pre-tax loss) for the three months ended June 30, 2020. Income tax expense was $250,612 (23% of pre-tax income) for the six months ended June 30, 2021 and income tax benefit was $51,420 (3% of pre-tax loss) for the six months ended June 30, 2020.

As of June 30, 2021, the Company had deferred tax assets of $7,812,224 generated from $37,201,066 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,617,828 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the six months ended June 30, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,698,797 that, in management’s judgment, are not more-likely-than-not to be realized. For the year ended December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2021, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021.

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

40 of 45

PART II ‑ OTHER INFORMATION

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. The Company intends to contest the allegations and to contest certification of any class. The Company has filed responsive pleadings and the litigation is proceeding.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" of the Company's 2020 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company's business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in the Company's 2020 Form 10-K, there have been no material changes to the risk factors disclosed in the Company’s 2020 Form 10-K.

The Company may be unable to continue as a going concern.

Based on Unico's current cash and short‑term investments at June 30, 2021, and in light of its expectation that it will not receive dividends from Crusader for the foreseeable future, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

Crusader, Unico's principal operating subsidiary, is not itself in a position where there is substantial doubt about its ability to continue as a going concern for the next 12 months and intends to continue to operate in the ordinary course, but any negative consequences that Unico experiences may disrupt or otherwise adversely affect Crusader.

Unico needs to improve its operating results and/or raise substantial additional capital to continue to fund its operations, and to successfully execute its current operating plan.  To meet its capital obligations, Unico is considering multiple alternatives, including, but not limited to, strategic financing, reevaluation of its planned operations, delaying, scaling back, or eliminating some or all of its business operations, expense reduction, reorganization, merger with another entity, or cessation of operations.  There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the COVID-19 pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions and security interests in Unico’s assets.  If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets, or put its operating units into runoff, and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements.  Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position.  These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock.

41 of 45

Crusader is subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject Crusader to regulatory action.

As a property and casualty insurance company, Crusader is subject to Risk Based Capital (“RBC”) requirements. RBC is a method developed by the National Association of Insurance Commissioners (“NAIC”) and adopted in the California Insurance Code to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC requirements require Crusader to report the results of RBC calculations to the California Insurance Commissioner, as its domiciliary insurance regulator (“CA DOI”) and the NAIC. If Crusader fails to meet certain standards related to its RBC Authorized Control Level and its RBC total adjusted capital standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, and operations.

Crusader’s RBC total adjusted capital was less than 300% of its Authorized Control Level RBC as of December 31, 2020, and its statutory accounting basis combined ratio was in excess of 120% for the year ended December 31, 2020. The RBC level when coupled with the statutory accounting basis combined ratio triggered a Company Action Level Event under the RBC. Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader will take to correct the conditions that resulted in the Company Action Level Event and on July 2, 2021, submitted a revised RBC Plan which addressed questions raised by the CA DOI. The CA DOI has not accepted the revised RBC Plan. The CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader. Depending on the scope and nature of any such requests from the CA DOI, the Company and Crusader may not be able to take certain of such corrective actions, including the potential infusion of capital to Crusader.

It is possible that continued underwriting losses being experienced by Crusader during 2021 will cause further deterioration in the policyholder surplus of Crusader. If this causes Crusader's adjusted capital to be less than 300% as of December 31, 2021, an additional Company Action Level Event would be triggered if the statutory accounting basis combined ratio as of December 31, 2021 is greater than 120%. At December 31, 2020, Crusader’s statutory accounting basis combined ratio was 153%.

Crusader may be adversely affected if it cannot obtain additional capital for its business and operations. The strength of an insurer is measured in large part by is policyholder surplus. Crusader has sustained net losses for several years which have decreased its policyholder surplus, which has fallen from $46,498,960 at December 31 2019 to $26,893,515 at December 31, 2020. The Company does not have current resources to infuse additional capital into Crusader to increase its policyholder surplus.

Unico is dependent on dividends from Crusader to fund its operations, and Crusader will be limited in the amount of dividends that it can declare and pay to Unico as a result of decreases in its policyholder surplus.

As an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends from Crusader and its other subsidiaries to fund its operations and expenses.  Unico generally receives such dividends annually from Crusader, but does not expect to receive any such dividends for the foreseeable future due to Crusader's decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader.   It is also possible that the CA DOI may request or direct that Crusader not make any dividend payments (or impose limits on the amount of dividends that Crusader can make) to Unico for a period of time.  If the CA DOI imposes such restrictions on Crusader, or if Unico otherwise does not receive such dividends, the Company's financial condition and its ability to fund its operations and expenses will be adversely affected.

Crusader may be restricted in its ability to write new business as a result of decreases in its policyholder surplus.

Due to Crusader's decreased policyholder surplus and its failure to maintain an adjusted capital level of 400% or more of the Authorized Control Level, the CA DOI could restrict the amount of new business that Crusader is permitted to write. If such restrictions were to be imposed, the operating results of Crusader could be adversely affected, which would in turn adversely affect the operating results and financial condition of the Company could be adversely affected.

42 of 45

Crusader may be limited in the amount of premium rate increases due to required regulatory approval.

Crusader’s ability to successfully operate its insurance operation is dependent upon its ability to charge premium rates to its policyholders that are adequate and thereby permit it to cover its anticipated losses and expenses and achieve a fair and reasonable return on its capital. To the extent that Crusader’s existing premium rates do not meet this threshold, Crusader may seek to increase or otherwise modify such rates. However, as an insurance company, Crusader is subject extensive statutes, regulations, administrative directives and common law that limit its ability to modify its premium rates. Accordingly, Crusader’s ability to implement rate increases or modifications is dependent upon regulatory approval, which Crusader may not receive. Furthermore, the ability of insurers to obtain regulatory approval of premium rate increases and modifications is subject to additional uncertainty during the COVID-19 pandemic.

Crusader may be limited in policy form modifications due to required regulatory approval.

Crusader’s ability to successfully operate its insurance operation is also dependent upon its ability to utilize appropriate policy forms. To the extent that Crusader’s existing policy forms do not align with the premium rates that Crusader is permitted to charge to its policyholders and Crusader’s business objectives, Crusader may seek to modify its policy forms so as to, among other things, change the coverage terms. In many of the jurisdictions in which Crusader operates, Crusader’s ability to modify its policy forms is subject to limitations established by statutes, regulations, administrative directives and common law. Accordingly, Crusader’s ability to implement policy form modifications is dependent upon regulatory approval, which Crusader may not receive. Furthermore, the ability of insurers to obtain regulatory approval of policy form modifications is subject to additional uncertainty during the COVID-19 pandemic.

43 of 45

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

*XBRL information is furnished and deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act and otherwise is not subject to liability under these sections.

44 of 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO AMERICAN CORPORATION

Date: August 17, 2021	By:	/s/ Michael Budnitsky
Michael Budnitsky
Chief Executive Officer, President,
Secretary, (Principal Executive Officer)

Date: August 17, 2021	By:	/s/ Renai Effarah
Renai Effarah
Treasurer, Chief Financial Officer,
(Principal Accounting Officer
and Principal Financial Officer)

45 of 45