Form 10-Q
period 2021-09-30
UNICO AMERICAN CORP
filed 2022-03-29
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

Commission File No. 000-03978

UNICO AMERICAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5230 Las Virgenes Road, Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

 Registrant’s telephone number, including area code: (818) 591‑9800

26050 Mureau Road, Calabasas, CA 91302 (former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	UNAM	The NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ”large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2022
Common Stock, no par value per share	5,304,863

UNICO AMERICAN CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, and the documents incorporated by reference in this document, the Company’s press releases and oral statements made from time to time by the Company or on the Company’s behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or “the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements are not historical facts and include statements about the Company’s plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “hope,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q, including, but not limited to, statements found in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

•	Unico’s ability to continue to operate as a “going concern;”
•	Unico’s dependence on financial support from Crusader Insurance Company (“Crusader”), Unico’s principal insurance company subsidiary;
•	Substantial historical net losses of Crusader, which may continue in the future;
•	Failure to meet minimum capital and surplus requirements required of property and casualty insurance companies;
•	Crusader’s inability to pay dividends to Unico because of regulatory prohibitions and decreases in its policyholder surplus;
•	Failure to maintain an effective system of internal controls;
•	Loss of or dependence on key personnel;
•	Lack of business because of the strategic decision to place Crusader into runoff
•	Oversight and ultimate approval by the California Department of Insurance (the “CA DOI”) for every significant transaction of Crusader;
•	Vulnerability to climate change and significant catastrophic property loss;
•	The impact of the recent coronavirus pandemic;
•	Ability to adjust claims accurately;
•	Insufficiency of loss and loss adjustment expense reserves to cover future losses;
•	Ability to realize deferred tax assets;
•	The negative impact of emerging claim and coverage issues;
•	Ability to accurately underwrite risks and charge adequate premium;
•	Ability to obtain reinsurance or collect from reinsurers and or losses in excess of reinsurance limits;
•	Excess underwriting capacity and unfavorable premium rates;
•	Extensive regulation and legislative changes;
•	Risk management framework could prove inadequate;
•	Reliance on subsidiaries to satisfy obligations, including privacy and data protection laws;
•	Changes in interest rates;
•	Investments subject to credit, prepayment and other risks;
•	Geographic concentration;
•	Single operating location;
•	Reliance on independent insurance agents and brokers;
•	Insufficient reserve for doubtful accounts;

•	Litigation;
•	Enforceability of exclusions and limitations in policies;
•	Difficulty in acquiring necessary data;
•	Reliance on information technology systems;
•	Systems damage, failures, interruptions, cyber-attacks and intrusions, or unauthorized data disclosures;
•	Ability to attract, develop and retain employees and maintain appropriate staffing levels;
•	Insolvency, financial difficulties, or default in performance of obligations by parties with significant contracts or relationships;
•	Ability to effectively compete;
•	Levy assessments by various underwriting pools and programs;
•	Maximization of long-term value which may sometimes conflict with short-term earnings expectations;
•	Control by a small number of stockholders;
•	Difficulty in effecting a change of control or sale of any subsidiaries;
•	Limited trading of stock;
•	Changes in accounting standards, including those issued by the Financial Accounting Standards Board;
•	Changes in federal or state tax laws;
•	Ability to prevent or detect acts of fraud with disclosure controls and procedures;
•	Change in general economic conditions;
•	No assurance of dividend declaration in the future so returns may be limited to stock value; and
•	Significant costs and substantial management time devoted to operating as a public company.

Please see Part I - Item 1A – “Risk Factors” in the Company’s 2020 Annual Report on Form 10-K and the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2021, in each case as filed with the U.S. Securities and Exchange Commission (“SEC”), as well as other documents we file with the SEC from time-to-time, for other important factors that could cause the Company’s actual results to differ materially from the Company’s current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. -FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments
Available-for-sale: Fixed maturities, at fair value (amortized cost: $76,847,878 at September 30, 2021, and $80,071,280 at December 31, 2020)	$78,709,190	$83,409,694
Held-to-maturity: Fixed maturities, at amortized cost	548,000	798,000
Equity securities, at fair value (cost: $3,466,331 at September 30, 2021, and $2,548,440 at December 31, 2020)	3,683,154	2,746,706
Short‑term investments, at fair value	2,661,690	200,000
Total investments	85,602,034	87,154,400
Cash and restricted cash (restricted cash of $422,949 at September 30, 2021, and $1,210,243 at December 31, 2020)	15,790,770	3,957,980
Accrued investment income	437,058	402,046
Receivables, net	3,788,047	3,321,337
Reinsurance recoverable:
Paid losses and loss adjustment expenses	704,757	621,307
Unpaid losses and loss adjustment expenses	24,494,179	22,253,642
Deferred policy acquisition costs	3,055,369	3,503,248
Real estate held for sale, net	-	8,335,017
Property and equipment, net	2,262,497	2,038,415
Other assets	459,895	313,363
Total assets	$136,594,606	$131,900,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$78,536,895	$74,893,509
Unearned premium	22,770,407	18,188,298
Advance premium and premium deposits	143,940	208,538
Accrued expenses and other liabilities	2,915,133	3,577,450
Total liabilities	$104,366,375	$96,867,795

STOCKHOLDERS’ EQUITY
Common stock, no par value – authorized 10,000,000 shares: 5,304,863 shares at September 30, 2021, and 5,304,885 shares at December 31, 2020, issued and outstanding, respectively.	$3,783,346	$3,771,767
Accumulated other comprehensive income	1,470,436	2,637,347
Retained earnings	26,974,449	28,623,846
Total stockholders’ equity	$32,228,231	$35,032,960
Total liabilities and stockholders’ equity	$136,594,606	$131,900,755

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
REVENUES
Insurance company operations:
Net earned premium	$7,737,622	$7,124,272	$21,309,130	$20,805,517
Net investment income	427,244	477,145	1,470,846	1,487,335
Net realized investment gains	57,173	38,214	218,982	39,789
Net realized gain on real estate sale	-	-	3,693,858	-
Net unrealized investment
gains (losses) on equity securities	(147,722)	19,670	18,559	42,629
Other income	95,330	74,784	123,044	278,544
Total insurance company operations	8,169,647	7,734,085	26,834,419	22,653,814

Other insurance operations:
Gross commissions and fees	385,548	461,540	1,234,720	1,388,494
Finance charges and fees earned	40,458	56,985	130,228	191,690
Other income (loss), net	(5)	7,076	541	7,096
Total revenues	8,595,648	8,259,686	28,199,908	24,241,094

EXPENSES
Losses and loss adjustment expenses	6,851,898	17,320,051	18,521,818	28,086,342
Policy acquisition costs	1,951,053	1,279,703	4,078,563	3,626,154
Salaries and employee benefits	1,171,944	2,584,478	3,505,665	4,958,900
Commissions to agents/brokers	20,022	23,235	61,024	73,190
Other operating expenses	1,051,350	1,398,135	3,371,952	3,372,483
Total expenses	11,046,267	22,605,602	29,539,022	40,117,069

Loss before taxes	(2,450,619)	(14,345,916)	(1,339,114)	(15,875,975)
Income tax expense	59,579	3,594,572	310,191	3,543,153
Net loss	$(2,510,198)	$(17,940,488)	$(1,649,305)	$(19,419,128)

PER SHARE DATA:
Basic and Diluted
Loss per share	$(0.47)	$(3.38)	$(0.31)	$(3.66)
Weighted average shares	5,304,863	5,305,742	5,304,878	5,306,068

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Net loss	$(2,510,198)	$(17,940,488)	$(1,649,305)	$(19,419,128)
Other changes in comprehensive income (loss):
Changes in unrealized gains (losses) on securities classified as available-for-sale arising during the period, net of income tax	(224,132)	35,792	(1,166,911)	1,438,101
Comprehensive loss, net of income tax	$(2,734,330)	$(17,904,696)	$(2,816,216)	$(17,981,027)

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common		Accumulated Other Comprehensive	Retained	Equity
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 1, 2020	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325
Shares repurchased	(1,608)	(790)	-	(8,729)	(9,519)
Change in comprehensive income, net of deferred income tax	-	-	1,438,101	-	1,438,101
Net loss	-	-	-	(19,419,128)	(19,419,128)
Balance at September 30, 2020	5,305,112	$3,771,879	$2,620,967	$30,696,933	$37,089,779
Balance at June 30, 2020	5,305,742	$3,772,189	$2,585,175	$48,640,390	$54,997,754
Shares repurchased	(630)	(310)	-	(2,969)	(3,279)
Change in comprehensive income, net of deferred income tax	-	-	35,792	-	35,792
Net loss	-	-	-	(17,940,488)	(17,940,488)
Balance at September 30, 2020	5,305,112	$3,771,879	$2,620,967	$30,696,933	$37,089,779

	Common		Accumulated Other Comprehensive	Retained	Equity
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 1, 2021	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960
Shares repurchased	(22)	(10)	-	(92)	(102)
Stock based compensation	-	11,589	-	-	11,589
Change in comprehensive loss, net of deferred income tax	-	-	(1,166,911)	-	(1,166,911)
Net loss	-	-	-	(1,649,305)	(1,649,305)
Balance at September 30, 2021	5,304,863	$3,783,346	$1,470,436	$26,974,449	$32,228,231
Balance at June 30, 2021	5,304,863	$3,771,757	$1,694,568	$29,484,647	$34,950,972
Stock based compensation	-	11,589	-	-	11,589
Change in comprehensive loss, net of deferred income tax	-	-	(224,132)	-	(224,132)
Net loss	-	-	-	(2,510,198)	(2,510,198)
Balance at September 30, 2021	5,304,863	$3,783,346	$1,470,436	$26,974,449	$32,228,231

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2021	2020
Cash flows from operating activities:
Net loss	$(1,649,305)	$(19,419,128)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	416,631	567,639
Bond amortization, net	(243,365)	(16,989)
Stock based compensation	11,589	-
Bad debt expense	(165,837)	7,139
Net realized investment gains	(218,982)	(31,635)
Net realized gain on real estate sale	(3,693,858)	-
Net unrealized investment gains on equity securities	(18,559)	(42,629)
Changes in assets and liabilities:
Net receivables	(300,873)	142,703
Accrued investment income	(35,012)	-
Reinsurance recoverable	(2,323,987)	(8,823,570)
Deferred policy acquisition costs	447,879	635
Other assets	(146,533)	(26,428)
Unpaid losses and loss adjustment expenses	3,643,386	19,267,419
Unearned premiums	4,582,109	822,093
Advance premium and premium deposits	(64,598)	140,991
Accrued expenses and other liabilities	(662,318)	233,990
Income taxes deferred	310,191	3,543,153
Net cash used by operating activities	(111,442)	(3,634,617)

Cash flows from investing activities:
Purchase of fixed maturity investments	(26,757,588)	(14,757,414)
Purchase of equity securities	(1,841,681)	(1,515,228)
Proceeds from maturity of fixed maturity investments	23,082,609	12,318,203
Proceeds from sale or call of fixed maturity investments	7,373,846	6,138,690
Proceeds from sale of equity securities	1,160,676	-
(Purchases) sales of short-term investments	(2,461,690)	1,996,815
Proceeds from sale of real estate held for sale	12,028,876	-
Purchase of property and equipment	(640,714)	(612,907)
Net cash provided by investing activities	11,944,334	3,568,159

Cash flows from financing activities:
Repurchase of common stock	(102)	(9,518)
Net cash used by financing activities	(102)	(9,518)

Net change in cash and restricted cash	11,832,790	(75,976)
Cash and restricted cash at beginning of period	3,957,980	5,781,639
Cash and restricted cash at end of period	$15,790,770	$5,705,663

Supplemental cash flow information
Cash paid during period for:
Income taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited)

UNICO AMERICAN CORPORATION

 AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unico American Corporation is an insurance holding company that underwrites property and casualty insurance through its insurance company subsidiary; provides property, casualty, and health insurance through its agency subsidiaries; and provides insurance premium financing and membership association services through its other subsidiaries. Unico American Corporation is referred to herein as the “Company” or “Unico” and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

During the quarter ended September 30, 2021, Unico took actions to cause its subsidiary, Crusader, to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Crusader ceased writing any new insurance policies in September 2021 and will no longer renew policies after December 8, 2021. Crusader issues notices of non-renewal in accordance with the California Department of Insurance (“CA DOI”) rules and regulations for its existing in-force policies to terminate such policies at the expiration of the current policy periods. In August 2021, Unico also discontinued its premium financing operations formerly conducted through its subsidiary American Acceptance Corporation (“AAC”), which activity is reflected on the Statement of Operations under “Other insurance operations.”

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2020 Annual Report on Form 10-K as filed with the SEC on March 31, 2021.

Going Concern

The Company prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico generally received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI, Crusader’s decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader, as discussed further in Note 12. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (the “Special Examiner”). If the Special Examiner does not permit Crusader to continue to provide significant financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. Additionally, many of the potential strategic alternatives that the Unico Board is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

Based on Unico’s current cash, and short‑term investments at September 30, 2021, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying condensed consolidated financial statements.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 (“COVID-19”) pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico’s existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentration of Risks

As of September 30, 2021, the Company’s subsidiary Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader’s business remains concentrated in California (100% of gross written premium during the three and nine months ended September 30, 2021, and 99.9% of gross written premium during the three and nine months ended September 30, 2020). During the three and nine months ended September 30, 2021, approximately 99.9% and 99.7%, respectively of Crusader’s business was commercial multiple peril (“CMP”) policies. During the three and nine months ended September 30, 2020, approximately 99.6% and 99.8%, respectively of Crusader’s business was CMP policies.

Fair Value of Financial Instruments

The Company employs a fair value hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheets at fair value are categorized based on the reliability of inputs for the valuation techniques. (See Note 9.)

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

●	Available-for-sale fixed securities, equity securities, and short-term investments – Fair values are obtained from widely accepted third party vendors.

The Company has used the following methods and assumptions for estimating fair value for other financial instruments not carried at fair value:

●	Cash, cash equivalents, and restricted cash – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments
●	Long-term certificates of deposit – The carrying amounts reported in the Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value.
●	Receivables, net – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.
●	Accrued expenses and other liabilities – The carrying amounts reported in the Consolidated Balance Sheets approximate the fair values given the short-term nature of these instruments.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period. The most significant assumptions in the preparation of these condensed consolidated financial statements relate to losses and loss adjustment expenses. Actual results may differ significantly from the estimates used in preparing the condensed consolidated financial statements.

Supervision Agreement

On September 10, 2021, Crusader and the CA DOI entered into the Supervision Agreement, dated September 7, 2021, at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s expressed concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the CA DOI Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in (i) and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provides that the Special Examiner will meet with Crusader to develop a list of recurring payments under items (i) and (ii) that may not require prior written approval. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of the Company and an affiliate of Crusader, is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. The Company believes that as of September 30, 2021, the amount of such deficiency was $2,452,835. In January 2022 Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,779,140 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,779,140 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. As of March 1, 2022, the premium trust deficiency was $390,567.

Independent Investigation

The Audit Committee of Unico’s Board of Directors retained independent outside counsel, who in turn engaged forensic accountants to work at their direction, to conduct an independent investigation and provide legal advice to the Audit Committee (the “Independent Investigation”), regarding the facts and circumstances relating to, and resulting in, the observed fiduciary funds deficiency. As a result of the Independent Investigation, the Company has determined that, over a period of multiple years, (i) Unifax did not comply with the requirements of the CIC to hold premium trust funds in separate accounts or segregate such funds in accordance with the CIC; (ii) the funds in question were improperly transferred to an operating account of Unifax and were subsequently transferred to a Unico operating account, and (iii) the funds in question were utilized by Unico and its consolidated subsidiaries for general corporate purposes. The independent investigation did not find any evidence that any of such funds had been stolen or used for non-corporate purposes.

NOTE 2 - Correction of Immaterial Error in Previously Issued Financial Statements

In the course of preparing the Company’s third quarter 2021 unaudited consolidated financial statements and as a result of the Independent Investigation as explained above in Note 1, the Company evaluated its historical disclosures related to restricted funds and restricted cash and identified certain errors in its historic audited annual and unaudited quarterly financial statements, as detailed in this Note 2. Based on consideration of both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined that the errors detailed in this Note 2 were not material to its previously issued annual and interim condensed consolidated financial statements. Furthermore, the Company determined that correcting the errors in the third quarter of 2021 would not materially misstate its audited or unaudited condensed consolidated financial statements and therefore, no restatement of its prior period audited, or unaudited condensed consolidated financial statements was required.

Restricted Cash Disclosure

Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, became effective in 2018, which required restricted cash to be included in the caption disclosures in the balance sheet and statements of cash flows and required restricted cash to be disclosed in a reconciliation of cash, cash equivalents and restricted cash. Accordingly, Note 2 to the Company’s 2020 annual audited financial statements (“Note 2”), which was titled “Cash and Cash Equivalents” should have been titled “Cash, Cash Equivalents and Restricted Cash” and references to “cash” elsewhere in Note 2 should include “cash and restricted cash.” Finally, the table included in Note 2 should have had an additional line item captioned “Restricted Cash,” and the amounts historically presented in the line item captioned “Cash and cash equivalents” should have been separated between the “Cash, Cash Equivalents, and Restricted Cash” line items. The December 31, 2020 disclosure should have been presented in the respective Annual Reports on Form 10-K:

	Period Ended
	December 31	September 30
	2020	2021
Cash	$2,747,737	$15,367,821
Restricted Cash	1,210,243	422,949
Total	3,957,980	15,790,770

Restricted Funds Disclosure

Note 1 to the Company’s historic annual audited financial statements (“Note 1”) disclosed a heading titled “Restricted Funds” with a tabular presentation and explanatory footnotes (the “Note 1 Disclosure”), which was included in the Note 1 Disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and for prior fiscal year periods. The Note 1 Disclosure appears only in the Company’s Annual Reports on Form 10-K and does not appear in the Company’s Quarterly Reports on Form 10-Q. The Company determined that the Note 1 Disclosure was incorrectly presented in that (i) the amount presented as “Premium trust funds” did not reflect amounts actually held by Unifax as restricted trust funds in the account that was designated in Unico’s records as the “Unifax Premium Trust Account” (the “Premium Trust Account”); (ii) the footnote disclosure to the Note 1 table should have disclosed a deficiency (the “Premium Trust Account Deficiency”) in the amount of funds required to be held in trust by Unifax for the benefit of Crusader; and (iii) the footnote disclosure to the Note 1 table should have disclosed that the funds deposited into the Premium Trust Account were not held in separate accounts or segregated in accordance with the requirements of the California Insurance Code. Below is the Note 1 Disclosure as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, followed by corrective disclosure.

As Disclosed

Disclosure from Note 1 to Unico’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020

Restricted Funds

Restricted funds are as follows:

Year ended
December 31
2020
Premium trust funds (1)	$1,595,135
Assigned to state agencies (2)	710,000
Funds held as collateral (3)	787,653
Total restricted funds	$3,092,788

(1)	As required by law, the Company segregates from its operating accounts the premium collected from insureds that are payable to insurance companies into separate trust accounts.

(2)

$510,000 included in fixed maturity investments as of December 31, 2020, and $200,000 included in short-term investments as of December 31, 2020, are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

(3)

Funds held as collateral by Comerica Bank & Trust, N.A. (“Comerica”) included in available-for-sale fixed maturities pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance agreement with USIC.

Corrective Disclosure

Corrective Disclosure to Note 1 to Unico’s Annual Report on Form 10-K

for the fiscal year ended December 31, 2020

 Restricted Funds

 Restricted funds are as follows:

Year ended
December 31, 2020
Premium trust funds (1)(2)	$1,210,243
Assigned to state agencies (3)	998,000
Funds held as collateral (4)	787,653
Total restricted funds	$2,995,896

(1)

The Company is required by law to segregate from its operating accounts the premium collected from insureds that are payable to insurance companies into separate trust accounts. As disclosed in further detail in Note 1 above under “Supervision Agreement” and “Independent Investigation,” during the year ended December 31, 2020. Unifax did not comply with the requirements of the California Insurance Code to hold such funds in separate accounts or segregate such funds in accordance with the CIC.

(2)

At December 31, 2020, there was a deficiency (the “Premium Trust Account Deficiency”) in the amount of funds required to be held in trust by Unifax for the benefit of Crusader. The amount of the Premium Trust Account Deficiency was $1,595,135 at December 31, 2020.

(3)

$510,000 included in fixed maturity, and $200,000 included in short-term investments as of December 31, 2020 are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

(4)

Funds held as collateral by Comerica Bank & Trust, N.A. (“Comerica”) included in available-for-sale fixed maturities pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance agreement with USIC.

Premium Trust Account Deficiency Disclosure

Additionally, a Premium Trust Account Deficiency should have been disclosed in the Company’s Quarterly Reports on Form 10-Q and the Year-End on Form 10-K. The following amounts should have been disclosed:

Premium Trust Deficiency

September 30, 2021	$2,452,835
December 31, 2020	$1,595,135

NOTE 3 – CASH AND RESTRICTED CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash	$15,367,821	$2,747,737
Restricted cash	422,949	1,210,243
Total	$15,790,770	$3,957,980

Under the CIC, an insurance agent or broker that receives funds as premium or return premium is required to hold such funds in a fiduciary capacity for the benefit of the insurer for whom such premium is received or for the benefit of the policyholder for whom payment of return premium is required. The applicable provisions of the CIC make it unlawful for an agent or broker to divert or appropriate such fiduciary funds for purposes other than the foregoing. The CIC imposes other requirements, which include maintaining premium and return premium funds in a trust account. The trust account must be separate and segregated from any other account and the trust account must be maintained in an amount at least equal to the premiums and return premiums, net of commissions received by the agent or broker. Unifax is an agent and broker subject to the requirements of the CIC relating to fiduciary funds. Unifax transferred unearned premium due Crusader from the separate account maintained as a trust account to its operating account. At various times through September 30, 2021, the fund maintained by Unifax as its trust account did not equal at least the amount of the premiums and unearned premiums required to be maintained as fiduciary funds. As of September 30, 2021, and December 31, 2020, Unifax had a Premium Trust Deficiency due to Crusader of $2,452,835 and $1,595,135, respectively, which eliminates in consolidation. A computer system owned by Unico was transferred to Crusader in January 2022 as discussed in Note 1, which leaves a deficiency as of March 1, 2022, of $390,567.

NOTE 4 – REPURCHASE OF COMMON STOCK – EFFECTS ON STOCKHOLDERS’ EQUITY

On August 10, 2020, the Board of Directors authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program was effective immediately and replaced the Company’s existing share repurchase program that was adopted by the Board of Directors on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements.

The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

2020 Program
Number of shares repurchased	22	630	22	630
Cost of shares repurchased
Allocated to retained earnings	$92	$2,969	$92	$2,969
Allocated to capital	10	310	10	310
Total cost of shares repurchased	$102	$3,279	$102	$3,279

2008 Program
Number of shares repurchased	-	-	-	978
Cost of shares repurchased
Allocated to retained earnings	$-	$-	$-	$5,760
Allocated to capital	-	-	-	480
Total cost of shares repurchased	$-	$-	$-	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of September 30, 2021. The Company has not retired any of the repurchased stock as of September 20, 2021: but is permitted to retire all stock repurchased under the 2020 Program and 2008 Program.

NOTE 5 – LOSS PER SHARE

The following table represents the reconciliation of the Company’s basic loss per share and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Basic loss per share
Net loss	$(2,510,198)	$(17,940,488)	$(1,649,305)	$(19,419,128)
Weighted average shares outstanding	5,304,863	5,305,742	5,304,878	5,306,068
Basic loss per share	$(0.47)	$(3.38)	$(0.31)	$(3.66)

Diluted loss per share
Net loss	$(2,510,198)	$(17,940,488)	$(1,649,305)	$(19,419,128)
Weighted average shares outstanding	5,304,863	5,305,742	5,304,878	5,306,068
Effect of dilutive securities	-	-	-	-
Diluted shares outstanding	5,304,863	5,305,742	5,304,863	5,306,068
Diluted loss per share	$(0.47)	$(3.38)	$(0.31)	$(3.66)

Basic loss per share excludes the impact of common share equivalents and is based upon the weighted average common shares outstanding. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings or losses per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted loss per share, as the inclusion of stock options would have an anti-dilutive effect.

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently adopted standards

In December of 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is expected to reduce the cost and complexity related to the accounting for income taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 and improves the financial statement preparer’s application of income tax related guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Standards not yet adopted

In June 2016, the FASB issued Accounting Standards Update No. ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company’s consolidated financial statements but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will primarily impact the Company’s available-for-sale fixed maturities portfolio and reinsurance recoverables.

In November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases, (“ASU 2019-10”). ASU 2019-10 updated the effective date for implementing ASU 2016-13 for smaller reporting entities, and that effective date will be for fiscal years beginning after December 15, 2022. Since the Company’s fixed income portfolio is invested primarily in higher rated bonds and the reinsurance is purchased from financially strong reinsurers, the Company believes the adoption of ASU 2016-13 will not have a material impact to the Consolidated Statements of Operations and the Consolidated Balance Sheets.

NOTE 7 – ACCOUNTING FOR TAXES

The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns. Pursuant to a tax allocation agreement, the Company’s subsidiaries, Crusader and AAC, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2017 and California state income tax authorities for tax returns filed starting at taxable year 2016. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As of September 30, 2021, and December 31, 2020, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As of September 30, 2021, the Company had deferred tax assets of $8,075,081 generated from $38,452,769 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,490,156 generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with the preparation of its condensed consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, at September 30, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,955,661 that, in management’s judgment, are not more-likely-than-not to be realized. At December 31, 2020, the Company established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080.

As a California based insurance company, Crusader is obligated to pay a premium tax on gross premiums written in all states that Crusader is admitted. Premium taxes are deferred and amortized as the related premiums are earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

NOTE 8 – REAL ESTATE HELD FOR SALE, NET AND PROPERTY AND EQUIPMENT, NET

Real estate held for sale consisted of the following:

	September 30	December 31
	2021	2020
Real estate held for sale, located in Calabasas, California	$-	$10,202,676
Accumulated depreciation and amortization	-	(1,867,659)
Real estate held for sale, net	$-	$8,335,017

Property and equipment consist of the following:

	September 30	December 31
	2021	2020
Furniture, fixtures, and equipment	$2,299,043	$2,191,411
Computer software	2,793,702	467,275
Accumulated depreciation and amortization	(2,830,248)	(2,423,617)
Computer software under development	-	1,803,346
Property and equipment, net	$2,262,497	$2,038,415

On February 12, 2021, the Company, through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302 (the “Calabasas Building”), for $12,695,000 netting $12,028,876 (the “Sale”) to Mureau Road, LLC (“Mureau Road”), a subsidiary of Alliant Capital, Ltd. (“Alliant”). Mureau Road and Alliant do not have any material relationship with the Company or its subsidiaries, other than through the Sale and the Lease (as defined below) transactions. The Company recognized a gain of $3,693,858 on the sale of the Calabasas Building.

On February 12, 2021, the Standard-Multi Tenant Office Lease – Net, dated January 28, 2021 (the “Lease”), by and between Crusader and Mureau Road became effective in connection with the completion of the Sale. The Company agreed to a lease, which expired on January 31, 2022, with Alliant for the second floor of the Calabasas Building with an initial base rent of $56,963 per month, where the Company operated its corporate headquarters through January 31, 2022, at which time the Company moved its headquarters as explained in the subsequent events Note 14.

Through the date of the real estate listing, depreciation on the Calabasas Building, owned by Crusader, was computed using the straight-line method over 39 years. Depreciation on furniture, fixtures, and equipment in the Calabasas Building was computed using the straight-line method over 3 to 15 years. Amortization of leasehold improvements in the Calabasas Building was computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease. Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2021, was $147,463 and $416,631, respectively, and for the three and nine months ended September 30, 2020, was $190,916 and $567,639, respectively.

For the three and nine months ended September 30, 2021, the Calabasas Building generated rental revenue from non-affiliated tenants in the amount of $0 and $13,806, respectively, and for the three and nine months ended September 30, 2020, $33,325 and $122,684, respectively, which is included in “Other income” from insurance company operations in the Company’s Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2021, the Calabasas Building incurred operating expenses (including depreciation) in the amount of $77,777 and $176,483, respectively, and, for the three and nine months ended September 30, 2020, $200,067 and $573,100, respectively, which are included in “Other operating expenses” in the Company’s Condensed Consolidated Statements of Operations.

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

In 2018 the Company determined it needed to upgrade or replace its legacy IT system, which it opted to upgrade because the cost was substantially less. The upgrade was completed in first quarter of 2021 for a total cost of $ 2,326,811, which included the capitalization of its employees involved in the upgrade. The Company started depreciating the associated capitalized costs, including the costs of Unico’s employees involved in the upgrade, during the second quarter of 2021.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) or unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2021, and December 31, 2020:

	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$7,347,117	$-	$-	$7,347,117
Corporate securities	-	47,469,519	-	47,469,519
Agency mortgage-backed securities	-	23,892,554	-	23,892,554
Held-to-maturity fixed securities:
Certificates of deposits	-	548,000		548,000
Equity securities	3,683,154	-	-	3,683,154
Short-term investments	2,661,690	-	-	2,661,690
Total financial instruments at fair value	$13,691,961	$71,910,073	$-	$85,602,034

December 31, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,832,181	$-	$-	$10,832,181
Corporate securities	-	46,451,905	-	46,451,905
Agency mortgage-backed securities	-	26,125,608	-	26,125,608
Held-to-maturity fixed securities:
Certificated of deposits	-	798,000		798,000
Equity securities	2,746,706	-	-	2,746,706
Short-term investments	200,000	-	-	200,000
Total financial instruments at fair value	$13,778,887	$73,375,513	$-	$87,154,400

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and nine months ended September 30, 2021, and 2020.

As a result of the spread of the ongoing COVID-19, economic uncertainties have arisen which can impact the fair value of investments, day-to-day administration of the business and premium volume. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is possible that the fair value of its investment portfolio may be adversely affected by the general economic conditions arising from the pandemic.

NOTE 10 – INVESTMENTS

A summary of investment income (net of investment expenses), net realized investment gains, realized gain on real estate sale, and net unrealized investment gains on equity securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Investment income:
Fixed maturities	$440,961	$499,649	$1,513,099	$1,551,380
Equity securities	24,009	5,888	66,783	12,220
Short-term investments and cash equivalents	1,129	4,582	1,851	24,496
Gross investment income	466,099	510,119	1,581,733	1,588,096
Less investment expenses	(38,855)	(32,974)	(110,887)	(100,761)
Net investment income	427,244	477,145	1,470,846	1,487,335
Net realized investment gains	57,173	38,214	218,982	39,789
Net realized gain on sale of real estate	-	-	3,693,858	-
Net unrealized investment gains (losses) on equity securities	(147,722)	19,670	18,559	42,629
Net investment income, realized investment gains, realized gains on real estate sale and unrealized investment gains	$336,695	$535,029	$5,402,245	$1,569,753

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
September 30, 2021
Available-for-sale fixed maturities:
U.S. Treasury securities	$7,271,118	$109,947	$(33,948)	$7,347,117
Corporate securities	46,124,041	1,472,998	(127,520)	47,469,519
Agency mortgage-backed securities	23,452,719	479,517	(39,682)	23,892,554
Total Available-for sale fixed maturities	76,847,878	2,062,462	(201,150)	78,709,190
Held-to-maturity fixed securities:
Certificates of deposits	548,000	-	-	548,000
Total fixed maturities	$77,395,878	$2,062,462	$(201,150)	$79,257,190

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
December 31, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,596,808	$235,373	$-	$10,832,181
Corporate securities	44,159,926	2,347,826	(55,847)	46,451,905
Agency mortgage-backed securities	25,314,546	833,336	(22,274)	26,125,608
Total Available-for sale fixed maturities	80,071,280	3,416,535	(78,121)	83,409,694
Held-to-maturity fixed securities:
Certificates of deposits	798,000	-	-	798,000
Total fixed maturities	$80,869,280	$3,416,535	$(78,121)	$84,207,694

As of September 30, 2021, three U.S. Treasury securities and three agency mortgage-back securities, included in available-for-sale fixed maturities, were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated aggregate fair value and amortized cost of these securities was $8,584,173 and $8,446,981, on September 30, 2021, respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2021	2020

Gross unrealized gains on fixed maturities	$2,062,462	$3,416,535
Gross unrealized losses on fixed maturities	(201,150)	(78,121)
Net unrealized gains on fixed maturities	1,861,312	3,338,414
Deferred federal tax expense	(390,876)	(701,067)
Net unrealized gains, net of deferred income taxes	$1,470,436	$2,637,347

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at September 30, 2021	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year	$14,995,000	$15,011,137	$15,178,570	2.19%
Due after one year through five years	22,696,119	22,804,524	23,363,295	1.82%
Due after five years through ten years	18,717,649	18,793,070	19,502,697	2.41%
Due after ten years and beyond	20,319,818	20,787,147	21,212,628	2.34%
Total	$76,728,586	$77,395,878	$79,257,190	2.17%

Maturities by Year at December 31, 2020	Par Value	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year	$11,070,641	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,065,671	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,363,570	18,476,051	19,806,444	2.51%
Due after ten years and beyond	20,927,571	21,238,117	21,971,324	2.63%
Total	$80,427,453	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The weighted average maturity of the Company’s fixed maturity investments was 6.9 years as of September 30, 2021, and 8.0 years as of December 31, 2020.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2021
U.S. Treasury securities	$960,235	$(33,947)	2	$-	$-	-
Corporate securities	12,229,369	(67,056)	14	1,186,701	(60,464)	1
Agency mortgage-backed securities	1,521,290	(15,100)	2	472,074	(24,583)	1
Total debt securities	14,710,894	(116,103)	18	1,658,775	(85,047)	2
Equity securities	1,315,491	(109,566)	32	84,903	(10,138)	4
Total	$16,026,385	$(225,669)	50	$1,743,678	$(95,185)	6

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
Corporate securities	$2,101,986	$(55,847)	2	$-	-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition, and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of September 30, 2021, and December 31, 2020, were determined to be temporary.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Fixed maturities securities sold
Number of securities sold	-	6	3	7
Amortized cost of sold securities	$-	$2,923,386	$2,193,393	$3,524,702
Realized gains on sales	$-	$30,057	$710	$31,171

Fixed maturities securities called
Number of securities called	4	1	7	(3)
Amortized cost of called securities	$2,929,834	$249,998	$5,323,613	$1,949,536
Realized (losses) gains on calls	$(166)	$2	$(18,613)	$464

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

The Company started investing in common stock equity securities during the year ended December 31, 2020. The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	September 30	December 31
	2021	2020

Cost	$3,466,331	$2,548,440
Unrealized gains	216,823	198,266
Fair market value of equity securities	$3,683,154	$2,746,706

The Company’s investment in certificates of deposit included $548,000 and $798,000 of brokered certificates of deposit as of September 30, 2021, and December 31, 2020, respectively.

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the state of Nevada.

	September 30	December 31
	2021	2020

Certificates of deposit	$300,000	$200,000
Short-term investments	200,000	200,000
Total state held deposits	$500,000	$400,000

All the Company’s brokered and non-brokered certificates of deposit are within the FDIC insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short‑term investments have an initial maturity of one year or less and consist of the following:

	September 30	December 31
	2021	2020
U.S. Treasury bills	$1,499,822	$-
Short-term bonds	961,868	-
Certificates of deposit	200,000	200,000
Total short-term investments	$2,661,690	$200,000

NOTE 11 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides an analysis of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Nine Months Ended
	September 30
	2021	2020

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$74,893,509	$55,066,480

Less reinsurance recoverable on unpaid losses and loss adjustment expenses	22,253,642	14,725,855
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	52,639,867	40,340,625

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	20,529,747	19,925,024
Development of insured events of prior years	(2,007,929)	8,161,318
Total incurred losses and loss adjustment expenses	18,521,818	28,086,342

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	5,455,432	5,685,642
Attributable to insured events of prior years	11,663,536	11,756,705
Total payments	17,118,968	17,442,347

Reserve for unpaid losses and loss adjustment expenses at September 30 – net of reinsurance	54,042,716	50,984,620

Reinsurance recoverable on unpaid losses and loss adjustment expenses	24,494,179	23,349,279
Reserve for unpaid losses and loss adjustment expenses at September 30 – gross of reinsurance	$78,536,895	$74,333,899

Some lines of insurance are commonly referred to as “long-tail” lines because of the extended time required before claims are ultimately settled. Lines of insurance in which claims are settled relatively quickly are called “short-tail” lines. It is generally more difficult to estimate loss reserves for long-tail lines because of the long period of time that elapses between the occurrence of a claim and its final disposition and the difficulty of estimating the settlement value of the claim. Crusader’s short-tail lines consist of its property coverages, and its long-tail lines consist of its liability coverages. The Company has reinsurance to mitigate the impact of large losses on the financial position of Crusader.

The following changes occurred in the third quarter of 2021. On August 31, 2021, Crusader and United Specialty Insurance Company (“USIC”), terminated the Quota Share Reinsurance Agreement (the “Reinsurance Agreement”), effective April 1, 2020, by and between Crusader and USIC. Pursuant to the Reinsurance Agreement, Crusader agreed to reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax, for property, general liability, CMP, CMP liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader’s obligations under the Reinsurance Agreement continue after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

On August 31, 2021, as a result of the termination of the Reinsurance Agreement, the Surplus Line Broker Agreement (the “Broker Agreement”), effective April 1, 2020, by and between Unifax and USIC, automatically terminated. Pursuant to the Broker Agreement, USIC authorized Unifax to act as its broker for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the Reinsurance Agreement. Unifax’s obligations under the Broker Agreement continue after termination for insurance business reinsured under the Broker Agreement. Unifax’s obligations include handling and servicing of all policies until their expiration.

On August 31, 2021, as a result of the termination of the Broker Agreement, the Claims Administration Agreement (the “Claims Administration Agreement”), effective April 1, 2020, by and between U.S. Risk Managers, Inc. and USIC, automatically terminated. Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the Reinsurance Agreement. Upon termination of the Claims Administration Agreement, U.S. Risk is obligated (unless revoked by USIC) to continue to manage claims during the run-off of the business reinsured.

The parties agreed to mutually terminate the Reinsurance Agreement. There are no early termination penalties incurred as a result of the termination. The Reinsurance Agreement provides for a minimum ceding fee, and, upon termination of the Reinsurance Agreement, the minimum ceding fee shall be pro-rated to the date of termination unless there are policies issued after the termination of the Reinsurance Agreement. In such case, the minimum ceding fee shall continue past the termination of the Reinsurance Agreement until such time as no further policies are issued. Accordingly, the Company estimates that Crusader may pay an additional $276,000 to USIC for the minimum ceding fee in addition to the $120,000 previously paid.

NOTE 12– CONTINGENCIES

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

Crusader has received a number of coronavirus-related business interruption claims. With the exception of one claim for which the investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to COVID-19. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

Crusader denies the allegations in these lawsuits and intends to continue to vigorously defend them. Although the policy terms vary in general, the claims at issue in these lawsuits were denied because the policyholder identified had no direct physical loss, such as fire or water damage, to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage to property in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. Depending on the individual policy, additional policy terms and conditions may also prohibit coverage, such as exclusions for pollutants, ordinance or law, loss of use, and acts or decisions. Most of Crusader’s policies also contain an exclusion for losses caused directly or indirectly by “virus or bacteria.”

In addition to the inherent difficulty in predicting litigation outcomes, COVID-19 business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case. These lawsuits are in the early stages of litigation; many complaints continue to be amended; several have been dismissed voluntarily and may be refiled; and others have been dismissed by trial courts. Some early decisions on motion filings have been appealed.

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleged that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to COVID-19 and related government orders that limited or halted operations of bars and restaurants. The action further alleged that Crusader acted unreasonably in denying the claims, and it sought as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleged a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. Plaintiffs have appealed this ruling.

Crusader has received seven claims related to civil unrest through March 6, 2022. One claim remains open for potential subrogation. The losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention

As a property and casualty insurance company, Crusader is subject to Risk Based Capital (“RBC”) requirements. RBC is a method developed by the National Association of Insurance Commissioners (“NAIC”) and adopted in the CIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC requirements require Crusader to report the results of RBC calculations to the CIC of the CA DOI, as its domiciliary insurance regulator, and the NAIC. If Crusader fails to meet certain standards related to its RBC Authorized Control Level and its RBC total adjusted capital standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, and operations.

On December 31, 2020, and December 31, 2021, Crusader’s RBC total adjusted capital was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC level when coupled with the statutory accounting basis combined ratio as of December 31, 2021, triggered a Company Action Level Event under the RBC. Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the “RBC Plan”) to increase the adjusted capital above 300% and to address the actions that Crusader will take to correct the conditions that resulted in the Company Action Level Event, and on July 2, 2021, submitted a revised RBC Plan which addressed questions raised by the CA DOI. The CA DOI has not accepted the revised RBC. The CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader. Depending on the scope and nature of any such requests from the CA DOI, the Company and Crusader may not be able to take certain of such corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues. The Company has until April 15, 2022 to submit another RBC plan for the year-ended December 31, 2021.

It is likely that continued underwriting losses being experienced by Crusader during 2021 will cause further deterioration in the policyholder surplus of Crusader. Because Crusader’s adjusted capital as of December 31, 2021, is less than 300%, an additional Company Action Level Event was triggered as the statutory accounting basis combined ratio as of December 31, 2021, is 133%. At September 30, 2021, Crusader’s statutory accounting basis combined ratio was 122%. Crusader’s statutory accounting basis combined ratio was 132% as of December 31, 2021.

Crusader may be adversely affected if it cannot obtain additional capital for its business and operations. The strength of an insurer is measured in large part by its policyholder surplus. Crusader has sustained net losses for several years which have decreased its policyholder surplus, which has fallen from $46,498,960 at December 31, 2019, to $23,068,041 at September 30, 2021 and $22,494,454 at December 31, 2021. The Company does not have current resources to infuse additional capital into Crusader to increase its policyholder surplus.

Historically, Unico generally received dividends annually from Crusader to partially fund its operations and expenses. Under the Supervision Agreement Crusader is prohibited from paying any dividends of any amount to Unico. As a result of such prohibition, Unico’s financial condition and its ability to fund its operations and expenses will be adversely affected.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of CIC Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. The Company believes that as of September 30, 2021, the amount of such deficiency was $2,452,835. A computer system owned by Unico was transferred to Crusader in January 2022 as discussed in Note 1, which leaves a deficiency as of March 1, 2022, of $178,707.

NOTE 13 – INCENTIVE STOCK PLANS AND STOCK BASED COMPENSATION

The Company’s 2021 Equity Incentive Plan (the “Plan”) covers 500,000 shares of Unico’s common stock (subject to adjustment in the case of merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, etc.) and was approved by Unico’s stockholders on May 27, 2021. The Plan provides for the grant of the following equity-based incentive awards to participants: (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) other stock-based awards. Through the date of this filing, there have been 44,250 non-qualified stock options granted and 48,000 restricted stock grants under the Plan, of which none were vested and exercisable.

The exercise price, term and other conditions applicable to each non-qualified stock option and restricted stock granted under the Plan are determined by the Company’s Compensation Committee of the Board of Directors. The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The non-qualified stock options granted under the Plan in 2021 vest 25% on the first anniversary of the grant date and 25% annually thereafter on the anniversary date and expire four years after the date of the grant. The restricted stock grants granted under the Plan in 2021 vest 100% on the fourth anniversary of the grant date.

The Company recognized stock-based compensation expense in the amount of $11,589 for all awards issued under the Plan in the “Salaries and employee benefits” line item in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes Option-Pricing Model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, a risk-free interest rate and expected dividends.

Expected dividend yield is based on the historical dividend behavior as well as the expected dividend behavior of the Company. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve for a 30-day treasury in effect at the time of grant. The expected term represents an estimate of time the options are expected to remain outstanding. In accordance with ASC Topic 718, “Compensation – Stock Compensation,” the Company estimates forfeitures at the time of the grant and revises those estimates in subsequent periods if the actual forfeitures differ from those estimates.

The assumptions used to value each option award granted during the three and nine months ended September 30, 2021, are as follows:

Weighted-average grant date fair value	$4.52
Expected dividend yield	0.00%
Expected volatility	75.01%
Risk-free interest rate	0.05%
Expected term (years)	4.00
Expected forfeiture	10.00%

The following table summarizes non-qualified stock option and restricted stock grants activity for three and nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2020	-	-	-	-
Non-qualified stock option granted	44,250	$4.52	4.00	-
Restricted stock granted	48,000	-	4.00	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2021	92,250	$4.52	3.79	-
Exercisable at September 30, 2021	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on September 30, 2021.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the condensed consolidated financial statements were issued. Except as disclosed below and elsewhere in these condensed consolidated financial statements, no events have occurred subsequent to September 30, 2021, requiring disclosure or recording in the condensed consolidated financial statements.

Work Force Reduction – Summary of Expenses and Recognition

In connection with the runoff of Crusader, on October 7, 2021, and October 8, 2021, the Company informed thirteen employees of the Company’s determination to terminate their employment, effective as of October 8, 2021 (the “October 2021 Work Force Reduction”). Additionally, on December 16, 2021, and December 17, 2021, the Company informed an additional twelve employees of the Company’s determination to terminate their employment, effective as of December 17, 2021 (the “December 2021 Work Force Reduction”). The employees whose employment was terminated were primarily employed in the Company’s underwriting and marketing groups. In connection with the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, the Company expects to incur total pre-tax costs of approximately $901,000, consisting of severance payments under the Company’s existing policy. The Company recognized $280,000 of these costs during the fourth quarter of 2021. In addition, the Company has offered retention bonuses to certain of the Company’s employees that were not subject to the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, in connection with which, depending on employee participation, the Company expects to incur total pre-tax costs of approximately $438,000. The Company recognized these costs ratably over the retention service periods during the fourth quarter of 2021 and the first quarter of 2022. The Company implemented another retention bonus plan to certain employees in the amount of $256,000 which will be recognized ratable over the last three quarters of 2022. The Company may incur additional costs in connection with the runoff of Crusader, including additional costs associated with workforce reductions.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

As disclosed in the Company’s applicable Current Reports on Form 8-K filed with the SEC, the Company’s previously appointed CEO and CFO departed the Company during October 2021 and were replaced by Steven Shea, as CEO, and Jennifer Ziegler, as CFO.

In connection with the runoff of Crusader and as a part of the workforce reductions described above, Donny J. Esparza, the Company’s Senior Vice President of Marketing and Distribution, separated from the Company effective December 16, 2021. In connection with his separation, Mr. Esparza is expected to receive a severance payment of approximately $19,000. Mr. Esparza has threatened litigation against the Company asserting he was entitled to a larger severance payment upon his departure. The Company believes the threatened litigation is without merit and intends to vigorously defend any litigation.

New Lease

On January 11, 2022, Crusader entered into a sublease agreement (the “Lease”) with Western General Insurance Company, in Liquidation, a California corporation (“Western General”) for the lease of approximately 4,199 rentable square feet of office space located at 5230 Las Virgenes Road, Suite 100, Calabasas, CA 91302 (the “Premises”). The Lease is subject and subordinate to that certain Office Lease by and between Western General and Colorado Capital Calabasas LLC, a Delaware limited liability Company, dated August 1, 2021. Crusader intends to use the Premises for its new corporate headquarters.

The term of the Lease commenced on February 1, 2022 (the “Commencement Date”) and will terminate on January 31, 2023, unless earlier terminated pursuant to the terms of the Lease.

Beginning on the Commencement Date, Crusader is obligated to make monthly rent payments in an amount of $10,539. In addition, Crusader is obligated to pay Western General its proportionate share, 5.45%, of operating expenses. Crusader was also required to deliver to Western General an initial payment of $205,399, $10,000 of which is held by Western General as a security deposit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

Unico American Corporation, referred to herein as the “Company” or “Unico,” is an insurance holding company. The Company’s subsidiary Crusader Insurance Company (“Crusader”) has historically underwritten commercial property and casualty insurance, the Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provided marketing and still provides various underwriting support services related to property, casualty, health and life insurance, the Company’s subsidiary AAC provided insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC (“AAQHC”), an Administrator provides membership association services.

This overview discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the management discussion and analysis, the Company’s consolidated financial statements and notes thereto, and all other items contained within the Company’s 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Total revenues for the three months ended September 30, 2021, were $8,595,648 compared to $8,259,686 for the three months ended September 30, 2020, an increase of $335,962 (4%). Total revenues for the nine months ended September 30, 2021, were $28,199,908 compared to $24,241,094 for the nine months ended September 30, 2020, an increase of $3,958,814 (16%). The increase in revenues was primarily due to an increase in policies written in the Transportation line of business. The Company had a net loss of $2,510,198 for the three months ended September 30, 2021, compared to a net loss of $17,940,488 for the three months ended September 30, 2020, a decrease in net loss of $15,430,290 (91%). The Company had a net loss of $1,649,305 for the nine months ended September 30, 2021, compared to a net loss of $19,419,128 for the nine months ended September 30, 2020, a decrease in net loss of $17,769,823 (85%). On February 12, 2021, the Company, through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302, for $12,695,000 which netted $12,028,876 (the “Sale”). The Company recognized a gain of $3,693,858 on the sale of the building in 2021. The large decrease in net loss from 2020 compared to 2021 was due to the substantial increase in IBNR as described in the Form 10-K for the year ended December 31, 2020, which generated a majority of the loss.

In connection with the Company’s previously announced review of strategic alternatives, during the quarter ended September 30, 2021, Unico took actions to cause Crusader to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Effective September 30, 2021, Crusader ceased writing any new insurance policies and will no longer renew policies after December 8, 2021. Crusader has issued notices of non-renewal for its existing in-force policies to terminate such policies at the expiration of the current policy periods. Such notices of non-renewal are sent to policyholders in the time frame required by state insurance laws and regulations. Crusader continues to provide services to existing insurance policyholders and claimants during its runoff. Actions to wind down operations that support the writing of new insurance policies and the issuance of renewal insurance policies began immediately, and the servicing operations will be adjusted over time to support business requirements including the retention of the necessary staff. During the quarter ended September 30, 2021, Unico also discontinued its premium financing operations formerly conducted through AAC.

Going Concern

Based on Unico’s current cash and short‑term investments at September 30, 2021, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying condensed consolidated financial statements.

During the quarter ended September 30, 2021, Unico’s liquidity position continued to deteriorate. As an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico generally received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the California Department of Insurance (the “CA DOI”) pursuant to the Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI, Crusader’s decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide significant financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. Additionally, many of the potential strategic alternatives that the Unico Board is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico’s existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Work Force Reduction

In connection with the runoff of Crusader, on October 7, 2021, and October 8, 2021, the Company informed thirteen employees of the Company’s determination to terminate their employment, effective as of October 8, 2021 (the “October 2021 Work Force Reduction”). Additionally, on December 16, 2021, and December 17, 2021, the Company informed an additional twelve employees of the Company’s determination to terminate their employment, effective as of December 17, 2021 (the “December 2021 Work Force Reduction”). The terminated employees were primarily employed in the Company’s underwriting and marketing groups. In connection with the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, the Company expects to incur total pre-tax costs of approximately $901,000, consisting of severance payments under the Company’s existing policy. The Company recognized these costs during the fourth quarter of 2021. In addition, the Company has offered retention bonuses to certain of the Company’s employees that were not subject to the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, in connection with which, depending on employee participation, the Company expects to incur total pre-tax costs of approximately $438,000. The Company recognized these costs ratably over the retention service periods during the fourth quarter of 2021 and the first quarter of 2022. The Company implemented another retention bonus plan to certain employees in the amount of $256,000 which will be recognized ratable over the last three quarters of 2022. The Company may incur additional costs in connection with the runoff of Crusader, including additional costs associated with workforce reductions.

Supervision Agreement

On September 10, 2021, Crusader and the CA DOI entered into the “Supervision Agreement”, dated September 7, 2021, at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s expressed concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the California Insurance Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in (i) and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provides that the Special Examiner will meet with Crusader to develop a list of recurring payments under items (i) and (ii) that may not require prior written approval. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. The Company believes that as of September 30, 2021, the amount of such deficiency was approximately $2,452,835. In January 2022 Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,779,140 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,779,140 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. As of March 1, 2022, the premium trust deficiency was $390,567.

Independent Investigation

The Audit Committee of Unico’s Board of Directors retained independent outside counsel, who in turn engaged forensic accountants to work at their direction, to conduct an independent investigation and provide legal advice to the Audit Committee (the “Independent Investigation”), regarding the facts and circumstances relating to, and resulting in, the observed fiduciary funds deficiency. As a result of the Independent Investigation, the Company has determined that, over a period of multiple years, (i) Unifax did not comply with the requirements of the CIC to hold premium trust funds in separate accounts or segregate such funds in accordance with the CIC; (ii) the funds in question were improperly transferred to an operating account of Unifax and were subsequently transferred to a Unico operating account, and (iii) the funds in question were utilized by Unico and its consolidated subsidiaries for general corporate purposes. The independent investigation did not find any evidence that any of such funds had been stolen or used for non-corporate purposes.

COVID-19

As a result, of the ongoing COVID-19 pandemic, economic uncertainties have arisen which can impact the fair value of investments, day-to-day administration of the business and premium volume. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is possible that the Company’s results of operations, financial condition and the fair value of its investment portfolio may be adversely affected by the general economic conditions as a result of the pandemic.

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the first half of 2020, however, the investment portfolio recovered in value in subsequent quarters. The overall response to the pandemic contributed to the recent decline in investment yields, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

Crusader has received a number of coronavirus-related business interruption claims. With the exception of one claim for which investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. Plaintiffs have appealed this ruling.

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

Termination of Reinsurance Arrangement

On August 31, 2021, Crusader and United Specialty Insurance Company (“USIC”), terminated the Quota Share Reinsurance Agreement (the “Reinsurance Agreement”), effective April 1, 2020, by and between Crusader and USIC. Pursuant to the Reinsurance Agreement, Crusader agreed to reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax, for property, general liability, CMP, CMP liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader’s obligations under the Reinsurance Agreement continue after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

On August 31, 2021, as a result of the termination of the Reinsurance Agreement, the Surplus Line Broker Agreement (the “Broker Agreement”), effective April 1, 2020, by and between Unifax and USIC, automatically terminated. Pursuant to the Broker Agreement, USIC authorized Unifax to act as its broker for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the Reinsurance Agreement. Unifax’s obligations under the Broker Agreement continue after termination for insurance business reinsured under the Broker Agreement. Unifax’s obligations include handling and servicing of all policies until their expiration.

On August 31, 2021, as a result of the termination of the Broker Agreement, the Claims Administration Agreement (the “Claims Administration Agreement”), effective April 1, 2020, by and between U.S. Risk Managers, Inc. and USIC, automatically terminated. Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the Reinsurance Agreement. Upon termination of the Claims Administration Agreement, U.S. Risk is obligated (unless revoked by USIC) to continue to manage claims during the run-off of the business reinsured.

The parties agreed to mutually terminate the Reinsurance Agreement. There are no early termination penalties incurred as a result of the termination. The Reinsurance Agreement provides for a minimum ceding fee, and, upon termination of the Reinsurance Agreement, the minimum ceding fee shall be pro-rated to the date of termination unless there are policies issued after the termination of the Reinsurance Agreement. In such case, the minimum ceding fee shall continue past the termination of the Reinsurance Agreement until such time as no further policies are issued. Accordingly, the Company estimates that Crusader may pay an additional $276,000 to USIC for the minimum ceding fee in addition to the $120,000 previously paid.

IT System Upgrade

In 2018 the Company determined it need to upgrade or replace its legacy IT system, which it opted to upgrade because the cost was substantially less. The upgrade was completed in first quarter of 2021 for a total cost of $2,326,811, which included the capitalization of its employees involved in the upgrade. The Company started depreciating the associated capitalized costs, including the costs of Unico’s employees involved in the upgrade, during the second quarter of 2021.

Revenue and Income Generation

The Company historically received its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. However, in light of the runoff of Crusader, and the cessation of the premium finance operations provided by AAC, the Company’s revenues from these sources will decline significantly in the future. The insurance company operation, excluding the realized gain on real estate sale, generated approximately 95% and 82% of consolidated revenues for the three and nine months ended September 30, 2021, respectively, compared to 94% and 93% of consolidated revenues for the three and nine months ended September 30, 2020, respectively. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of September 30, 2021, the Company’s subsidiary Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. From 2004 until September 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (100% of gross written premium during the three and nine months ended September 30, 2021, and 99.9% of gross written premium during the three and nine months ended September 30, 2020, originated in California). During the three and nine months ended September 30, 2021, approximately 99.9% and 99.7%, respectively of Crusader’s business was Commercial Multiple Peril (“CMP”) policies. During the three and nine months ended September 30, 2020, approximately 99.6% and 99.8%, respectively of Crusader’s business was comprised of CMP policies.

Crusader’s total gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2021	2020	Change	2021	2020	Change

California	$12,680,108	$9,653,326	$3,026,782	$34,729,771	$27,619,957	$7,109,814
Arizona	-	3,435	(3,435)	-	24,817	(24,817)
Total gross written premium	$12,680,108	$9,656,761	$3,023,347	$34,729,771	$27,644,774	$7,084,997

Crusader previously focused its business in three underwriting businesses: (1) Transportation, (2) Mainstreet, and (3) Buildings. The Company reorganized its underwriting businesses for proper staffing and business focus during the first quarter of 2021. The former Food, Beverage and Entertainment and Garage and Mercantile businesses became Mainstreet, and the former Apartments & Commercial Buildings business was renamed Buildings.

Written premium is a non-GAAP financial measure that is defined, under statutory accounting principles (“SAP”) as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies. Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium. Such information should be read in connection with the Company’s GAAP financial results.

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Direct written premium	$10,321,267	$9,551,749	$31,279,667	$27,355,064
Assumed written premium	2,358,840	105,012	3,450,104	289,710
Less: written premium ceded to reinsurers	(3,111,266)	(2,021,261)	(8,748,322)	(6,003,698)
Net written premium	9,568,841	7,635,500	25,981,449	21,641,076
Change in direct unearned premium	(136,817)	(460,746)	(2,129,893)	(610,418)
Change in assumed unearned premium	(1,657,746)	(44,023)	(2,452,217)	(211,675)
Change in ceded unearned premiums	(36,656)	(6,459)	(90,209)	(13,466)
Net earned premium	$7,737,622	$7,124,272	$21,309,130	$20,805,517

The Company’s insurance operational underwriting profitability is defined by pre-tax underwriting gain, which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting loss before income taxes is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2021	2020	Change	2021	2020	Change

Net written premium	$9,568,841	$7,635,500	$1,933,341	$25,981,449	$21,641,076	$4,340,373
Change in net unearned premium	(1,831,219)	(511,228)	(1,319,991)	(4,672,319)	(835,559)	(3,836,760)
Net earned premium	7,737,622	7,124,272	613,350	21,309,130	20,805,517	503,613
Less:
Losses and loss adjustment expenses	6,851,898	17,320,051	(10,468,153)	18,521,818	28,086,342	(9,564,524)
Policy acquisition costs	1,951,053	1,279,703	(671,350)	4,078,563	3,626,154	(452,409)
Total underwriting expenses	8,802,951	18,599,754	(9,796,803)	22,600,381	31,712,496	(10,016,933)
Underwriting gain (loss) before income taxes	$(1,065,329)	$(11,475,482)	$10,410,153	$(1,291,251)	$(10,906,979)	$10,520,546

Underwriting gain or loss before income taxes is a non-GAAP financial measure. Underwriting gain or loss before income taxes represents one measure of the pretax profitability of the insurance company operation and is derived by subtracting losses and loss adjustment expenses, and policy acquisition costs from net earned premium, which are all GAAP financial measures. Management believes disclosure of underwriting income or loss before income taxes is useful supplemental information that helps align the reader’s understanding with management’s view of Crusader’s operations profitability. Each of these captions is presented in the Condensed Consolidated Statements of Operations but is not subtotaled.

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s income (loss) before taxes:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Underwriting gain (loss) before income taxes	$(1,065,329)	$(11,475,482)	$(1,291,251)	$(10,906,979)
Insurance company operation revenues:
Net investment income	427,244	477,145	1,470,846	1,487,335
Net realized investment gains	57,173	38,214	218,982	39,789
Net realized gains on real estate sale	-	-	3,693,858	-
Net unrealized investment gains (losses) on equity securities	(147,722)	19,670	18,559	42,629
Other income	95,330	74,784	123,044	278,544
Other insurance operations revenues:
Gross commissions and fees	385,548	461,540	1,234,720	1,388,494
Finance charges and fees earned	40,458	56,985	130,228	191,690
Other income (loss)	(5)	7,076	541	7,096
Less expenses:
Salaries and employee benefits	1,171,944	2,584,478	3,505,665	4,958,900
Commissions to agents/brokers	20,022	23,235	61,024	73,190
Other operating expenses	1,051,350	1,398,135	3,371,952	3,372,483
Loss before income taxes	$(2,450,619)	$(14,345,916)	$(1,339,114)	$(15,875,975)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company did not carry a premium deficiency reserve as of September 30, 2020 and did book an a allowance against deferred acquisition costs of $848,711 as of September 30, 2021.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Loss ratio (1)	89%	243%	87%	135%
Expense ratio (2)	36%	36%	33%	38%
Combined ratio (3)	125%	279%	120%	173%

(1)	Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.

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

(3)	Combined ratio is defined as a sum of loss ratio and expense ratio. This combined ratio is different from the statutory accounting basis combined ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2021	2020	Change	2021	2020	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$8,017,701	$9,385,389	$(1,367,688)	$20,529,747	$19,925,024	$604,723
Development of insured events of prior years	(1,165,803)	7,934,662	(9,100,465)	(2,007,929)	8,161,318	(10,169,247)
Total losses and loss adjustment expenses	$6,851,898	$17,320,051	$(10,468,153)	$18,521,818	$28,086,342	$(9,564,524)

For further analysis of losses and loss adjustment expenses, refer to “Results of Operations”.

On September 24, 2021, A.M. Best Company (“A.M. Best”) downgraded Crusader’s Financial Strength Rating to C++ (Marginal) from B (Fair) and its Long-Term Issuer Credit Rating (Long-Term ICR) to “b” (Marginal) from “bb+” (Fair). A.M. Best also downgraded Unico’s Long-Term ICR to “ccc-” (Weak) from “b” (Marginal). In addition, A.M. Best maintained the “under review with negative implications” status for these Credit Ratings. On September 24, 2021, A.M. Best’s ratings reflected concerns regarding Crusader’s balance sheet strength, which A.M. Best assessed as weak, as well as its weak operating performance, limited business profile and marginal enterprise risk management. A.M. Best stated that, while Crusader maintains sufficient liquidity, and its risk-adjusted capital levels remain at the strongest level, as measured by A.M. Best’s Capital Adequacy Ratio, the downgrades reflect the lowered assessment of the balance sheet strength given the enterprise’s diminished financial flexibility and the constraints imposed on Crusader by the CA DOI under the Supervision Agreement. The A.M Best rating was withdrawn on September 24, 2021.

Some of Crusader’s policyholders, or the lenders, landlords or clients of Crusader’s policyholders, require insurance from a company that has an A.M. Best FSR of “A-” or higher, and the A.M. Best’s changed ratings of Crusader may also have a negative impact on Crusader’s reputation. Therefore, Crusader’s and Unico’s changed ratings and the ultimate withdrawal of these ratings would have a negative impact on the Company’s revenue and results of operations if Crusader’s operations were not in runoff. In addition, certain policyholders of Crusader may have cancelled their policies because of the change in the rating and ultimate withdrawal of these ratings. The Company cannot quantify the impact that the rating changes or the withdrawal of the ratings have had or will have on its revenue and results of operations.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees and other income. These operations accounted for approximately 5% and 6% of total revenues, excluding the realized gain on real estate sale, in the three and nine months ended September 30, 2021, respectively, compared to approximately 7% of total revenues in both the three and nine months ended September 30, 2020.

Investments

The Company generated revenues from its total invested assets of $85,602,034 and $87,154,400 as of September 30, 2021, and 2020, respectively. Investment income (net of investment expenses) decreased $49,901 (10%) and $16,489 (1%) to $427,244 and $1,470,846 for the three and nine months ended September 30, 2021, respectively, compared to $477,145 and $1,487,335 for the three and nine months ended September 30, 2020, respectively. This decrease is the result of having less investments than in the past, as Crusader is in runoff and will be using the investments to satisfy future claims.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years. As of September 30, 2021, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock and money market funds are readily marketable. As of September 30, 2021, the weighted average maturity of the Company’s investments was approximately 6.9 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.4 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico generally received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Supervision Agreement, Crusader’s decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide significant financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. Additionally, many of the potential strategic alternatives that the Board of Directors of Unico is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

No assurance can be given that the Company’s estimate of ultimate loss and loss adjustment expense reserves will be sufficient but based on the Company’s current loss and loss expense reserves and expected current and future payments, the Company believes that there are no current liquidity constraints for Crusader. However, as an insurance holding company, the Company does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. As discussed below, the Company does not expect to receive any dividends from Crusader for the foreseeable future, and accordingly, its financial position and ability to pay operating expenses will be adversely impacted.

Crusader has a significant amount of cash and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments, and its capital and surplus. Crusader’s loss and loss adjustment expense payments are the most significant cash flow requirement of Crusader. Cash and investments (at amortized cost) of Crusader at September 30, 2021, were $99,314,669 compared to $87,575,700 at December 31, 2020.

As a result of Crusader being placed into runoff, Crusader is no longer able to generate any significant amounts of premium and the holdings of unearned premium reserves will be depleted over time. As a result, Crusader will need to liquidate some of its investment holdings to support its operations. Accordingly, the size of Crusader’s investment portfolio and investment income are expected to decrease.

On December 31, 2020, and December 31, 2021, Crusader’s Risk Based Capital (“RBC”) total adjusted capital was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC level when coupled with the statutory accounting basis combined ratio triggered a Company Action Level Event under the RBC. Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the “RBC Plan”) to increase the adjusted capital above 300% and to address the actions that Crusader will take to correct the conditions that resulted in the Company Action Level Event and on July 2, 2021, submitted a revised RBC Plan which addressed questions raised by the CA DOI. As of the date of the filing of this Quarterly Report on Form 10-Q, the CA DOI has not accepted the revised RBC Plan. The CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader. Depending on the scope and nature of any such requests from the CA DOI, the Company and Crusader may not be able to take certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues. The Company has until April 15, 2022 to submit another RBC plan for the year-ended December 31, 2021.

In 2021, the policyholder surplus of Crusader decreased because Crusader experienced net losses for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

As of September 30, 2021, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, common stock and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Fixed maturities:
U.S. Treasury securities	$7,271,118	$7,347,117	$10,596,808	$10,832,181
Corporate securities	46,124,041	47,469,519	44,159,926	46,451,905
Agency mortgage-backed securities	23,452,719	23,892,554	25,314,546	26,125,608
Certificates of deposit	548,000	548,000	798,000	798,000
Total fixed maturity investments	77,395,878	79,257,190	80,869,280	84,207,694
Equity securities	3,466,331	3,683,154	2,548,440	2,746,706
Short-term investments	2,661,690	2,661,690	200,000	200,000
Total investments	$83,523,899	$85,602,034	$83,617,720	$87,154,400

The short‑term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturity between three and twelve months. Amortized costs of the short-term investments approximate their fair values.

The Company is required to classify its investment securities into one of three categories: held‑to‑maturity, available‑for‑sale, or trading securities. Historically, the Company’s investment guidelines placed primary emphasis on buying and holding high‑quality investments to maturity. It is expected the Company will sell securities to support its operations.

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

Unless agreed to in advance in writing by Crusader, investments in the following types of securities are prohibited:

•	Mortgage loans, except for mortgage-backed securities issued by an agency of the U.S. government.
•	Derivative mortgage-backed securities including interest only, principal only and inverse floating rate securities.
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

An independent investment advisor manages Crusader’s investments. The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company. Through July 31, 2021, the investments were held by Crusader’s previous custodian, Union Bank Global Custody Services (“Union Bank”). Effective, August 2, 2021, the investments were held by Crusader’s current custodian, U.S Bank, Institutional Trust and Custody (“U.S. Bank”) as a result of sale of the custodial business by Union Bank to U.S. Bank.

As of September 30, 2021, three U.S. Treasury securities and three agency mortgage-back securities, included in available-for-sale fixed maturities, were held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of these securities was $8,584,173 and $8,446,981 on September 30, 2021, respectively.

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for the repurchase of up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program was effective immediately and replaced the Company’s existing share repurchase program that was adopted by the Board of Directors on December 19, 2008 called the 2008 Program to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made, from time to time, in the open market through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended, or discontinued at any time. The Company repurchased its shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

2020 Program
Number of shares repurchased	22	630	22	630
Cost of shares repurchased
Allocated to retained earnings	$92	$2,969	$92	$2,969
Allocated to capital	10	310	10	310
Total cost of shares repurchased	$102	$3,279	$102	$3,279

2008 Program
Number of shares repurchased	0	-0	0	978
Cost of shares repurchased
Allocated to retained earnings	$0	$0	$0	$5,760
Allocated to capital	0	0	0	480
Total cost of shares repurchased	$0	$0	$0	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of September 30, 2021. The Company has not retired or will retire all stock repurchased under the 2020 Program and 2008 Program: it can retire all stock repurchased under the 2020 Program and 2008 Program.

The Company reported $111,442 net cash used by operating activities for the nine months ended September 30, 2021, compared to $3,634,617 net cash used by operating activities for the nine months ended September 30, 2020. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.

RESULTS OF OPERATIONS

All comparisons made in this discussion compare the three and nine months ended September 30, 2021, to the three and nine months ended September 30, 2020, unless otherwise indicated. Because Crusader has been placed into runoff some of the financial metrics will not be comparable now or in the future.

For the three and nine months ended September 30, 2021, total revenues were $8,595,648, an increase of $335,962 (4%) and $28,199,908, an increase of $3,958,814 (16%) compared to total revenues of $8,259,686 and $24,241,094 for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the Company had a loss before taxes of $1,601,908 and $490,403, respectively, compared to a loss before taxes of $14,345,916 and $15,875,975 for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the Company had net loss of $2,510,198 and net loss of $1,649,305 , respectively, compared to net loss of $17,940,488 and $19,419,128, for the three and nine months ended September 30, 2020, respectively.

The increase in revenues of $335,962 for the three months ended September 30, 2021, when compared to the three months ended September 30, 2020, was primarily due to an increase in net earned premium of $613,350 (9%). The increase in revenues of $3,958,814 for the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, was primarily due to the realized gain of $3,693,858 on the sale of the Calabasas Building.

The loss before tax of $2,450,619 for the three months ended September 30, 2021, compared to loss before taxes of $14,345,916 for the three months ended September 30, 2020, was due primarily to a decrease in losses and loss adjustment expenses of $10,468,153 (60%) and a decrease in salaries and employee benefits of $1,412,534 (55%). The loss before tax of $1,339,114 for the nine months ended September 30, 2021, compared to loss before taxes of $15,875,975 for the nine months ended September 30, 2020, was due primarily to the realized gain of $3,693,858 on the sale of the Calabasas Building, an increase in policy acquisition costs of $452,409 (12%), a decrease in losses and loss adjustment expenses of $9,564,524 (34%) and a decrease in salaries and employee benefits of $1,423,235 (29%). As a result of the runoff of Crusader, revenues and losses in future periods will not be comparable to past periods because Crusader ceased writing new policies in September 2021, and ceased renewing policies as of December 8, 2021

Crusader premium

Crusader’s primary lines of business are CMP policies. These policies represented approximately 99.6% and 99.8% of Crusader’s total written premium for the years ended September 30, 2021, and 2020, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements increased $3,023,347 (31%) and $7,084,997 (26%) to $12,680,108 and $34,729,771 for the three and nine months ended September 30, 2021, respectively, compared to $9,656,761 and $27,644,774 for the three and nine months ended September 30, 2020, respectively.

The increase in gross written premium for the three and nine months ended September 30, 2021, was due primarily to growth in the Company’s Transportation Business. The Transportation Business transacts insurance primarily for long-haul trucking operations domiciled in California. The growth in the Company’s Transportation Business was partially offset by the decrease in the Building’s Business.

As a result of the runoff of Crusader, Crusader will not generate significant levels of written premium in the future. Crusader was obligated by regulatory requirements to offer renewal policies to those policyholders who could not be issued non-renewal notices immediately after the commencement of the runoff of Crusader, which are policies with policy renewal dates of 60 days or less from the date Crusader went into runoff. Accordingly, Crusader ceased generating any renewal premium on December 8, 2022.

Written premium

Written premium is a non-GAAP financial measure that is defined, under statutory accounting principles (“SAP”) as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies. Written premium is a required statutory measure. Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.” Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies. Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium. Such information should be read in connection with the Company’s GAAP financial results.

Gross earned premium

Gross earned premium increased $1,733,552 (19%) to $10,885,544 and $3,324,981 (12%) to $30,147,662 for the three and nine months ended September 30, 2021, respectively, compared to $9,151,992 and $26,822,681 for the three and nine months ended September 30, 2020, respectively. All policies are written on annual basis. Earned premium represents a portion of written premium that is recognized as income in the consolidated financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The increase in gross earned premium was due primarily to an increase in gross written premium in 2020 and 2021.

As a result of the runoff of Crusader, the gross earned premium is expected to gradually decrease over time. Crusader does not expect any gross earned premium in 2023.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $1,120,202 (55%) to $3,147,922 and $2,821,368 (47%) to $8,838,532 for the three and nine months ended September 30, 2021, compared to $2,027,720 and $6,017,164 for the three and nine months ended September 30, 2020, respectively. Ceded earned premium as a percentage of gross earned premium was 29% for the three and nine months ended September 30, 2021, respectively, and 22% for both the three and nine months ended September 30, 2020. The increase in the ceded earned premium as a percentage of gross earned premium for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was due primarily to higher rates on the excess of loss reinsurance treaty.

Ceded earned premium is based on gross earned premium. As a result of the runoff of Crusader, the ceded earned premium will gradually decrease over time. Crusader does not expect any ceded earned premium in 2023.

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

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2021, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Direct earned premium	$10,184,451	$9,091,002	$29,149,775	$26,744,646
Assumed earned premium	701,093	60,989	997,887	78,035
Ceded earned premium	(3,147,922)	(2,027,720)	(8,838,532)	(6,017,164)
Net earned premium	$7,737,622	$7,124,272	$21,309,130	$20,805,517
Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	29%	22%	29%	22%

Net Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income decreased $49,901 (10%) to $427,244 and $16,489 (1%) to $1,470,846 for the three and nine months ended September 30, 2021, respectively, compared to $477,145 and $1,487,335 for the three and nine months ended September 30, 2020, respectively. This decrease in investment income was due primarily to an increase in the lower yielding cash equivalents during the three and nine months ended September 30, 2021, and a smaller overall portfolio than in the 2020. The Company had net realized investment gains of $57,173 and $218,982 for the three and nine months ended September 30, 2021, respectively, compared to net realized investment gains of $38,214 and $39,789 for the three and nine months ended September 30, 2020, respectively. The Company had net unrealized investment losses on equity securities of $147,722 and gains of $18,559 for the three and nine months ended September 30, 2021, compared to net unrealized gains of $19,670 and $42,629 for the three and nine months ended September 30, 2020, respectively.

Average yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Average invested assets (1) - at amortized cost	$89,173,860	$82,652,749	$83,570,810	$82,931,005
Net investment income from:
Invested assets (2)	$427,222	$477,103	$1,470,405	$1,483,670
Invested Cash	22	42	441	3,665
Total investment income	$427,244	$477,145	$1,470,846	$1,487,335
Average yield on average invested assets (3)	1.9%	2.3%	2.3%	2.4%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)

Investment income from insurance company operation included $38,855 and $110,887 of investment expense for the three and nine months ended September 30, 2021, respectively, compared to $32,974 and $100,761 of investment expense for the three and nine months ended September 30, 2020, respectively.

(3)	Average yield on average invested assets did not include the investment income from cash equivalents.

As Crusader entered into runoff, it will need to liquidate some of its investment holdings to support its operations. Accordingly, the size of Crusader’s investment portfolio and investment income are expected to decrease.

The par value, amortized cost, estimated market value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at September 30, 2021	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$14,995,000	$15,011,137	$15,178,570	2.19%
Due after one year through five years	22,696,119	22,804,524	23,363,295	1.82%
Due after five years through ten years	18,717,649	18,793,070	19,502,697	2.41%
Due after ten years and beyond	20,319,818	20,787,147	21,212,628	2.34%
Total	$76,728,586	$77,395,878	$79,257,190	2.17%

Maturities by Year at December 31, 2020	Par Value	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,070,641	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,065,671	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,363,570	18,476,051	19,806,444	2.51%
Due after ten years and beyond	20,927,571	21,238,117	21,971,324	2.63%
Total	$80,427,453	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 6.9 years as of September 30, 2021, and 8.0 years as of December 31, 2020.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
September 30, 2021
U.S. treasury securities	$960,235	$(33,947)	2	$-	$-	-
Corporate securities	12,229,369	(67,056)	14	1,186,701	(60,464)	1
Agency mortgage-backed securities	1,521,290	(15,100)	2	472,074	(24,583)	1
Total debt securities	14,710,894	(116,103)	18	1,658,775	(85,047)	2
Equity securities	1,315,491	(109,566)	32	84,903	(10,138)	4
Total	$16,026,385	$(225,669)	50	$1,743,678	$(95,185)	6

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
Corporate securities	$2,101,986	$(55,847)	2	$-	$-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

While the fair value of Company’s investment portfolio at September 30, 2021 has recovered from the declines recorded in the first half of 2020, the effects of the coronavirus pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the nine months ended September 30, 2021, and the economic uncertainty caused by the pandemic may lead to further investment valuation volatility. In addition, the recent decline in investment yields resulted in lower reinvestment rates, compared to the previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy. Additionally, the Company has a smaller portfolio balance than in the past and will continue to withdrawal funds from the investment portfolio to pay for claims and operations of the business.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of September 30, 2021, and December 31, 2020, were determined to be temporary.

The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Fixed maturities securities sold
Number of securities sold	-	6	3	7
Amortized cost of sold securities	$-	$2,923,386	$2,193,393	$3,524,702
Realized gains on sales	$-	$30,057	$710	$31,171

Fixed maturities securities called
Number of securities called	4	1	7	-3
Amortized cost of called securities	$2,929,834	$249,998	$5,323,613	$1,949,536
Realized (losses) gains on calls	$166	$2	$(18,613)	$464

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations was $95,225 and $123,585 for the three and nine months ended September 30, 2021, respectively, compared to $81,860 and $285,640 for the three and nine months ended September 30, 2020, respectively. The decrease in other income during the nine months ended September 30, 2021, is primarily attributable to a decrease in rental income as a result of the sale of the building owned by Crusader, while the increase in the three months ended September 30, 2021, is due to a receipt of commission from a reinsurance contract.

Gross commissions and fees

Gross commissions and fees decreased $75,992 (16%) to $385,548 and $153,774 (11%) to $1,234,720 for the three and nine months ended September 30, 2021, respectively, compared to gross commissions and fees of $461,540 and $1,388,494 for the three and nine months ended September 30, 2020, respectively.

The comparison in gross commission and fee income for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, are as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2021	2020	Change	2021	2020	Change

Brokerage fee income	$207,027	$233,818	$(26,791)	$650,519	$760,486	$(109,967)
Health insurance program	170,138	204,352	(34,214)	547,600	557,634	(10,034)
Membership and fee income	8,383	23,370	(14,987)	36,601	70,374	(33,773)
Gross commissions and fees	$385,548	$461,540	$(75,992)	$1,234,720	$1,388,494	$(153,774)

Unifax sells and services insurance policies for Crusader and did the same for USIC, until its contract with USIC ended on August 31, 2021. For these brokerage services, Unifax received commissions from insurance companies and fees from policyholders. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies. For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy. The unearned portion of the brokerage fees is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Brokerage fee income decreased $26,791 (11%) and $109,967 (14%) in the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, due primarily to reduction in policy counts. As a result of Crusader’s entering into runoff, the brokerage fee income, which is generated from production of Crusader insurance policies, is expected to gradually decrease over time. The Company does not expect any brokerage fee income in 2023.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commissions based on the premiums that it writes. Commission income decreased $34,214 (17%) and $10,034 (2%) in the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The decreases in the commissions during the three and nine months ended September 30, 2021, is due to the cancellation of a few large groups.

AAQHC is a third-party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $14,987 (64%) and $33,773 (48%) for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The decreases in the membership and fee income during the three and nine months ended September 30, 2021, are due primarily to a decrease the cancellation of a few large groups.

Finance charges and fees earned

Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $16,527 (29%) to $40,458 and $61,462 (32%) to $130,228 for the three and nine months ended September 30, 2021, respectively, compared to $56,985 and $191,690 in fees earned during the three and nine months ended September 30, 2020, respectively, due primarily to the decrease in the number of policies financed. During the three and nine months ended September 30, 2021, AAC issued 131 and 563 loans, respectively, and had 572 loans outstanding as of September 30, 2021. During the three and nine months ended September 30, 2020, AAC issued 288 and 929 loans, respectively, and had 944 loans outstanding as of September 30, 2020. AAC provides premium financing for Crusader and USIC policies produced by Unifax in California. Effective August 6, 2021, the Company decided to discontinue loan issuance through AAC. The Company will continue servicing existing loans but is no originating loans as per above.

Losses and loss adjustment expenses

Loss and loss adjustment expenses are the Company’s largest expense item. The loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 89% and 87% for the three and nine months ended September 30, 2021, compared to 243% and 135% for the three and nine months ended September 30, 2020.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
	2021	Loss Ratio	2020	Loss Ratio	Change

Net earned premium	$7,737,622		$7,124,272		$613,350
Losses and loss adjustment expenses:
Provision for insured events of current year	8,017,701	104%	9,385,389	132%	(1,367,688)
Development of insured events of prior years	(1,165,803)	(15)%	7,934,662	111%	(9,100,465)
Total losses and loss adjustment expenses	$6,851,898	89%	$17,320,051	243%	(10,468,153)

	Nine Months Ended September 30
	2021	Loss Ratio	2020	Loss Ratio	Change

Net earned premium	$21,309,130		$20,805,517		$503,613
Losses and loss adjustment expenses:
Provision for insured events of current year	20,529,747	96%	19,925,024	96%	604,723
Development of insured events of prior years	(2,007,929)	(9)%	8,161,318	39%	(10,169,247)
Total losses and loss adjustment expenses	$18,521,818	87%	$28,086,342	135%	$(9,564,524)

Some lines of insurance are commonly referred to as “long-tail” lines because of the extended time required before claims are ultimately settled. Lines of insurance in which claims are settled relatively quickly are called “short-tail” lines. It is generally more difficult to estimate loss reserves for long-tail lines because of the long period of time that elapses between the occurrence of a claim and its final disposition and the difficulty of estimating the settlement value of the claim. Crusader’s short-tail lines consist of its property coverages, and its long-tail lines consist of its liability coverages.

The $8,017,701 provision for insured events of current year for the three months ended September 30, 2021, was $1,367,688 less than the $9,385,389 provision for insured events of current year for the three months ended September 30, 2020, due primarily to increases in the IBNR reserves associated with the Buildings and Transportation business during the three months ended September 30, 2020. As reported previously, in 2020 there was a large increase in IBNR which is also impacted this analysis.

The $1,165,803 favorable development of insured events of prior years for the three months ended September 30, 2021, was $9,100,465 higher compared to the $7,934,662 adverse development for the three months ended September 30, 2020, due primarily to increases in 2018 and 2019 accident year IBNR reserves associated with the Buildings and Transportation business during the three months ended September 30, 2020.

The $20,529,747 provision for insured events of current year for the nine months ended September 30, 2021, was $604,723 higher than the $19,925,024 provision for insured events of current year for the nine months ended September 30, 2020, due primarily to the increase in the 2021 accident year IBNR reserves associated with the Transportation business as a result of premium growth in that line of business. Also, contributing to the increase was a higher frequency and severity of liability claims related to the Transportation business. The higher severity of the Transportation liability claims was caused by several fatal accidents which involved drivers insured by Crusader.

The $2,007,929 favorable development of insured events of prior years for the nine months ended September 30, 2021, was $10,169,247 higher compared to the $8,161,318 adverse development for the nine months ended September 30, 2020, due primarily to increases in 2018 and 2019 accident year IBNR reserves associated with the Buildings and Transportation business during the three months ended September 30, 2020.

Crusader has received a number of COVID-19-related business interruption claims. With the exception of one claim for which the investigation is still ongoing, all claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to COVID-19. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

Crusader has received seven claims related to civil unrest through March 1, 2022. One claim remains open for potential subrogation. The losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since September 30, 2019:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
September 30, 2021	$8,017,701	$(1,165,803)	$6,851,898
June 30, 2021	5,754,482	330,225	6,084,707
March 31, 2021	6,757,564	(1,172,351)	5,585,213
December 31, 2020	6,758,848	(202,270)	6,556,578
September 30, 2020	9,385,389	7,934,662	17,320,051
June 30, 2020	5,378,459	(489,553)	4,888,906
March 31, 2020	5,161,176	716,209	5,877,385
December 31, 2019	5,400,410	1,824,349	7,224,759
September 30, 2019	4,299,018	838,956	5,137,974

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

Repeated and sustained underwriting losses in Crusader’s Buildings line of business and growth in Crusader’s Transportation line of business, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions, caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves during the three months ended September 30, 2020. This reevaluation and the use of updated assumptions led to significantly more conservative estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly re-evaluation of the loss and loss adjustment expense reserves as of September 30, 2020. The increase in the ultimate incurred losses and loss adjustment expenses manifested primarily through higher IBNR reserves for 2018, 2019, and 2020 accident year claims pertaining to Buildings and Transportation liability coverages during the three months ended September 30, 2020. During the three months ended September 30, 2021, primarily lower ultimate estimates for Transportation liability coverage for the 2020 accident year and favorable case developments in 2017 and 2020 accident year Mainstreet liability claims resulted in favorable development of insured events of prior years.

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

The preparation of the Company’s condensed consolidated financial statements requires that management makes an estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating the Crusader’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer such as Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. Management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. The statistics reviewed for each accident year include: loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

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

The establishment of loss and loss adjustment expense reserves is a detailed process as there are many factors that can ultimately affect the final settlement of a claim. Estimates are based on a variety of industry data and on Crusader’s current and historical accident year claims data, including but not limited to reported claim counts, open claim counts, closed claim counts, closed claim counts with payments, paid losses, paid loss adjustment expenses, case loss reserves, case loss adjustment expense reserves, earned premiums and policy exposures, salvage and subrogation, and unallocated loss adjustment expenses paid. Many other factors, including changes in reinsurance, changes in pricing, changes in policy forms and coverage, changes in underwriting and risk selection, legislative changes, results of litigation and inflation are also considered.

Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to the production of Crusader insurance policies. These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries. Crusader’s reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium. No ceding commission is received on facultative or catastrophe ceded premium. Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned. The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred. Policy acquisition costs and the ratio to net earned premium are as follows:

	Three Months Ended September 30
	2021	2020	Change
Policy acquisition costs	$1,951,053	$1,279,703	$671,350
Ratio to net earned premium (GAAP ratio)	14%	18%

	Nine Months Ended September 30
	2021	2020	Change
Policy acquisition costs	$4,078,563	$3,626,154	$452,409
Ratio to net earned premium (GAAP ratio)	15%	17%

Policy acquisition costs increased due to an increase in ceded commissions, which resulted in an overall decrease in the ratio for three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020.

As a result of the runoff of Crusader, policy acquisition costs, which are related to production of Crusader insurance policies, are expected to gradually decrease over time. The Company does not expect any policy acquisition costs in 2023.

Salaries and employee benefits

Salaries and employee benefits decreased $1,412,534 (55%) to $1,171,944 and $1,453,235 (29%) to $3,505,665 for the three and nine months ended September 30, 2021, respectively, compared to $2,584,478 and $4,958,900 for the three and nine months ended September 30, 2020.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended
	September 30
	2021	2020	Change

Total salaries and employee benefits incurred	$2,283,485	$3,530,182	$(1,258,286)
Less: charged to losses and loss adjustment expenses	(803,902)	(550,143)	(253,759)
Less: capitalized to policy acquisition costs	(307,639)	(328,440)	20,801
Less: charged to IT system upgrade	-	(67,121)	67,121
Net amount charged to operating expenses	$1,171,944	$2,584,478	$(1,424,123)

	Nine Months Ended
	September 30
	2021	2020	Change

Total salaries and employee benefits incurred	$6,607,768	$7,603,460	$(1,007,281)
Less: charged to losses and loss adjustment expenses	(1,965,895)	(1,459,208)	(506,687)
Less: capitalized to policy acquisition costs	(967,891)	(1,010,517)	42,626
Less: charged to IT system upgrade	(168,317)	(174,835)	6,518
Net amount charged to operating expenses	$3,505,665	$4,958,900	$(1,464,824)

The decrease in the total salaries and employee benefits incurred for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was due primarily to a reduction in headcount, partially offset by increases in employee benefits costs as a result of higher medical insurance rates.

As a result of the runoff of Crusader, salaries and employee benefits are expected to decrease over time as the Company reduces its employee headcount to adequately support the diminished operations. The decrease in the salaries and employee benefits is expected to be partially offset by costs of severance paid to terminated employees and retention bonuses paid to remaining employees.

Commissions to agents/brokers

Commissions to agents/brokers on the health insurance program decreased $3,213 (14%) to $20,022 and $12,166 (17%) to $61,024 for the three and nine months ended September 30, 2021, respectively, compared to $23,235 and $73,190 for the three and nine months ended September 30, 2020. These decreases in commissions to agents/brokers were due primarily to lower commissions associated with the loss of a large group account.

Other operating expenses

Other operating expenses decreased $346,785 (25%) to $1,051,350 and $531 (0%) for the three and nine months ended September 30, 2021, respectively, compared to $1,398,135 and $3,372,483 for the three and nine months ended September 30, 2020, respectively. The decreases in other operating expenses for the three and nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, were primarily due to decreases in rent expense for the corporate headquarters office space leased in February 2021, fees paid under reinsurance arrangement with USIC, business insurance costs, and CA DOI financial examination of Crusader expenses, partially offset by elimination of building maintenance costs after the sale of the building owned by Crusader.

Income tax expense

Income tax expense was $59,579 (4% of pre-tax loss) and $3,594,572 (25% of pre-tax loss) for the three months ended September 30, 2021, respectively. Income tax expense was $310,191 (63% of pre-tax loss) for the nine months ended September 30, 2021, and income tax expense was $3,543,153 (22% of pre-tax loss) for the nine months ended September 30, 2020.

As of September 30, 2021, the Company had deferred tax assets of $8,075,081 generated from $38,452,769 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,490,156, generated from state net operating loss carryforwards which expire between 2028 and 2040. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, at September 30, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,955,661 that, in management’s judgment, are not more-likely-than-not to be realized. At December 31, 2020, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $10,557,080.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended September 30, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in internal control over financial reporting described below.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements.

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO and CFO, identified the following that was concluded to represent a material weakness in the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of September 30, 2021.

Over a period of multiple years, (i) Unifax did not comply with the requirements of the CIC to hold premium trust funds in separate accounts or segregate such funds in accordance with the CIC; (ii) the funds in question were improperly transferred to an operating account of Unifax and were subsequently transferred to a Unico operating account, and (iii) the funds in question were utilized by Unico and its consolidated subsidiaries for general corporate purposes. This resulted in a Premium Trust Deficiency and noncompliance by the Company and its subsidiaries with the contractual requirements of the affiliate agreement between Unifax and Crusader, and also resulted in certain immaterial errors in our financial statements previously filed with the SEC related to restricted cash and restricted funds.

This matter occurred due to ineffective management communication and review of the legal and regulatory requirements and internal control responsibilities associated with operating a multi-subsidiary business. Additionally, this resulted from inadequate documentation of processes and methodologies used to facilitate compliance with such requirements and responsibilities, hindering clear communication among management and the Board of Directors and adequate accounting and disclosures.

Remediation Efforts to Address Deficiencies

Our management, including our CEO and CFO, has worked with our Audit Committee to implement several steps to remediate the deficiencies in our disclosure controls and procedures and our internal control over financial reporting including hiring a new CEO and CFO in October 2021, supplementing our accounting function with contract accounting resources, implementing training of staff on applicable legal and regulatory requirements and implementing additional processes and controls relating to such requirements.

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, our management expects to continue to implement additional measures to address control deficiencies and further refine and improve the remediation efforts described above. Any additional deficiencies that Company management identifies, as well as any remedial actions will be shared and discussed with our Audit Committee and our independent auditors on a quarterly basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation steps described above have been implemented after September 30, 2021.

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

In accordance with applicable accounting guidance, Crusader establishes reserves for certain claims-related lawsuits, regulatory actions, and other contingencies when it believes a loss is probable and is able to estimate its potential exposure.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. Plaintiffs have appealed this ruling.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which could materially affect our business, financial condition, and/or future results. The risks described in our 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, there have been material changes to the risk factors disclosed in the Company’s 2020 Form 10-K.

The Company may be unable to continue as a going concern.

Based on Unico’s current cash and short‑term investments at September 30, 2021, as well as the factors described elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

Unico needs to improve its operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies by Crusader. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reduction, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly considering the effects that the COVID-19 pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico’s existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico’s common stock.

Unico is dependent on financial support from Crusader to fund its operations or engage in certain strategic alternatives, and there can be no assurances that Crusader’s financial support of Unico will continue.

During the quarter ended September 30, 2021, Unico’s liquidity position has continued to deteriorate, as an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico generally received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Supervision Agreement, Crusader’s decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide significant financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. Additionally, many of the potential strategic alternatives that the Unico Board is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders.

Crusader is subject to extensive supervision by the CA DOI and may be subject to further regulatory action.

On September 10, 2021, Crusader and the CA DOI entered into a Supervision Agreement, at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s expressed concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement imposes extensive restrictions on Crusader’s ability to take certain actions without the prior written consent of the California Insurance Commissioner, the Special Examiner appointed under the Supervision Agreement, or the Special Examiner’s appointed representative, including, without limitation, the ability for Crusader to pay any dividends or otherwise make any payments in excess of $5,000 individually or $20,000 in the aggregate. As a result, Unico has very limited flexibility to supervise or manage the operations of Crusader, its primary operating subsidiary. In addition, any future financial support from Crusader to Unico will be at the discretion of the Special Examiner. Under applicable California insurance law, the CA DOI has extensive powers, and can impose further restrictions on Crusader. In addition, the CA DOI could place Crusader into conservation, rehabilitation, or liquidation proceedings, if Crusader becomes insolvent or if it is deemed to be hazardous to policyholders or the public.

Crusader is subject to minimum capital and surplus requirements, and its failure to meet those requirements could subject Crusader to additional regulatory action.

As a property and casualty insurance company, Crusader is subject to Risk Based Capital (“RBC”) requirements. RBC is a method developed by the National Association of Insurance Commissioners (“NAIC”) and adopted in the California Insurance Code to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC requirements require Crusader to report the results of RBC calculations to the Commissioner of the California Department of Insurance (“CA DOI”) and the NAIC. If Crusader fails to meet certain standards related to its RBC Authorized Control Level and its RBC total adjusted capital standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, and operations.

Crusader’s RBC total adjusted capital was less than 300% of its Authorized Control Level RBC as of December 31, 2020, and December 31, 2021, and its statutory accounting basis combined ratio was in excess of 120% for the year ended December 31, 2020, and 130% for the year ended December 31, 2021. The RBC level when coupled with the statutory accounting basis combined ratio triggered a Company Action Level Event under the RBC. Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the “RBC Plan”) to increase the adjusted capital above 300% and to address the actions that Crusader will take to correct the conditions that resulted in the Company Action Level Event and on July 2, 2021, submitted a revised RBC Plan which addressed questions raised by the CA DOI. The CA DOI has not accepted the revised RBC Plan. The CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader. Depending on the scope and nature of any such requests from the CA DOI, the Company and Crusader may not be able to take certain corrective actions, including the potential infusion of capital to Crusader. The Company has until April 15, 2022 to submit another RBC plan for the year-ended December 31, 2021.

It is likely that continued underwriting losses being experienced by Crusader during 2021 will cause further deterioration in the policyholder surplus of Crusader. Because Crusader’s adjusted capital as of December 31, 2021, is less than 300%, an additional Company Action Level Event was triggered as the statutory accounting basis combined ratio as of December 31, 2021, is 133%. At September 30, 2021, Crusader’s statutory accounting basis combined ratio was 122%. Crusader’s statutory accounting basis combined ratio was 132% as of December 31, 2021.

Crusader may be adversely affected if it cannot obtain additional capital for its business and operations. The strength of an insurer is measured in large part by its policyholder surplus. Crusader has sustained net losses for several years which have decreased its policyholder surplus, which has fallen from $46,498,960 at December 31, 2019, to $23,068,041 at September 30, 2021. The Company does not have current resources to infuse additional capital into Crusader to increase its policyholder surplus.

The ability of the Company to retain personnel and to maintain appropriate staffing levels is critical to the Company’s success.

The Company must retain current employees to handle its operations. The failure of the Company to retain a sufficient number of skilled employees could have an adverse effect on the Company’s business. In recent months, the Company’s management team underwent significant changes, including the resignation of its former Chief Financial Officer and Treasurer, who was replaced by Jennifer Ziegler, as well as the removal of the Company’s former Chief Executive Officer, President and Chief Operations Officer, who was replaced by Steven Shea, the Company’s Chairman of the Board. The Company’s current and future success is dependent to a large extent on the retention and continued service of its key personnel, which includes its executive officers and directors. The loss or unavailability of any key personnel, which includes its executive officers and directors, could have an adverse effect on the Company’s financial condition and ability to continue its operations.

Failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures could lead to errors in our financial reporting and could adversely affect our business.

As reported in “Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, we have concluded that there was a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of September 30, 2021. While we have developed and implemented steps to remediate this material weakness, we cannot assure you that the processes undertaken to address this material weakness will be effective in identifying and correcting all errors in our historical financial statements. Any failure in the effectiveness of internal control over financial reporting, particularly if it results in material misstatements in our financial statements, could cause us to fail to meet our reporting obligations and result in litigation, regulatory examinations, and negative investor perceptions of our company, any of which could have a material adverse effect on our business, liquidity, financial condition and stock price. Further, the material weakness in our internal control over financial reporting could lead to reduced confidence in our financial data or financial performance, which could also adversely impact our reputation.

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

101

The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (I) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

*

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

UNICO AMERICAN CORPORATION

Date: March 29, 2022	By:	/s/ Steven Shea
Steven Shea
Chief Executive Officer, President,

Date: March 29, 2022	By:	/s/ Jennifer Ziegler
Jennifer Ziegler
Treasurer, Chief Financial Officer,
(Principal Accounting Officer
and Principal Financial Officer)

