Form 10-K
period 2021-12-31
UNICO AMERICAN CORP
filed 2022-07-11
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerator filer,” “accelerator filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2021 was $13,916,355 (which represents 2,942,147 shares of common equity held by non-affiliates multiplied by $4.73, the closing sales price on the Nasdaq Global Market for such date, as reported by the Wall Street Journal).

At May 31, 2022, the registrant had issued and outstanding an aggregate of 5,304,863 shares of its Common Stock.

UNICO AMERICAN CORPORATION

Forward Looking Statements

This Form 10-K, and the documents incorporated by reference in this document, the Company’s press releases, and oral statements made from time to time by the Company or on the Company’s behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or “the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements are not historical facts and include statements about the Company’s plans, objectives, beliefs, and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “hope,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I, and Part II  – Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

•	The Company may be unable to continue as a going concern.
•	Unico is dependent on financial support from Crusader Insurance Company (“Crusader”) to fund its operations or engage in certain strategic alternatives, and there can be no assurances that Crusader’s financial support of Unico will continue.
•	Crusader is subject to extensive supervision by the California Department of Insurance, (“CA DOI”) and may be subject to further regulatory action.
•	Crusader is subject to minimum capital and surplus requirements, and its failure to meet those requirements could subject Crusader to additional regulatory action.
•	The ability of the Company to retain personnel and to maintain appropriate staffing levels is critical to the Company’s success.
•	Failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures could lead to errors in our financial reporting and could adversely affect our business.
•	The Company has a history of net losses and could continue to incur substantial net losses in the future.
•	The Company’s success will depend on its ability to adjust claims accurately.
•	Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.
•	The Company does not expect to realize its deferred tax assets, which may have a materially adverse effect on the Company’s financial condition and results of operations.
•	The Company may be negatively impacted by emerging claim and coverage issues.
•	The Company’s success depends on the accuracy of its past underwriting of risks and the adequacy of the premiums charged to policyholders.
•	Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader’s ability to write new policies.
•	The insurance business is subject to extensive regulation and such regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition, and results of operations.
•	The Company’s risk management framework could prove inadequate, which could adversely affect the Company.
•	The Company’s earnings may be affected by changes in interest rates.
•	The Company’s investments may be subject to credit, prepayment, and other risks.
•	The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.
•	The Company’s single operating location exposes it to geographic risk.
•	The Company’s reserve for doubtful accounts is based on estimates.
•	Litigation may have an adverse effect on the Company’s business.
•	The exclusions and limitations in the Company’s policies may not be enforceable.
•	The Company may find it difficult to acquire necessary data.

3

•

Cybersecurity risks, or the failure of the Company’s information technology systems to operate properly, and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, could result in a materially adverse effect on the Company’s business, reputation, financial condition, and results of operations.

•	Data privacy and security laws and regulations are continuing to change.
•	Uncertain economic conditions may negatively affect the Company’s business and operating results.
•	The Company’s business is vulnerable to climate change and significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.
•	The Company’s business may be adversely affected by public health threats and epidemics, including the novel coronavirus (“COVID-19”) and any variants of COVID-19.
•	The Company’s financial condition may be adversely affected if one or more parties that have significant contracts or relationships with the Company become insolvent, experience other financial difficulties, or default in the performance of obligations.
•	Crusader is a participant in various underwriting pools and programs which have legal power to levy assessments to Crusader.
•

The Company’s primary goal is to maximize the long-term value of the enterprise which may sometimes conflict with short-term earnings expectations. Insurance laws make it difficult to effect a change of control of the Company or the sale of its insurance subsidiary, Crusader.

•	The Company is controlled by a small number of stockholders who will be able to exert significant influence over matters requiring stockholder approval
•	The Company does not expect to declare or pay dividends on its common shares in the future so any returns will be limited to the value of its stock.
•	The trading market for the Company’s stock is relatively illiquid.
•	Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.
•	Changes in federal or state tax laws could have a materially adverse effect on the Company’s financial condition and results of operations.
•	The Company’s disclosure controls and procedures may not prevent or detect all acts of fraud.
•	Changes in general economic conditions may have an adverse effect on the Company’s revenues and profitability
•	The Company incurs significant costs as a result of operating as a public company, and its management is required to devote substantial time to related compliance initiatives.

Please see Part I – Item 1A – “Risk Factors” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K, as well as other documents the Company files with the U.S. Securities and Exchange Commission (“SEC”), from time-to-time, for other important factors that could cause the Company’s actual results to differ materially from the Company’s current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties, and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-K and, except as may be required by law, the Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason of this Form 10-K, as well as other documents the Company files.

PART I

Item 1.  Business.

OVERVIEW

General

Unico American Corporation is an insurance holding company. Unico’s insurance company subsidiary Crusader Insurance Company (“ Crusader”) has historically underwritten commercial property and casualty insurance. The Company’s subsidiaries Unifax Insurance Systems, Inc. (“ Unifax”) and American Insurance Brokers, Inc. (“ AIB”) provides marketing (except for Crusader) and continues to provide various underwriting support services related to property, casualty, health and life insurance. The Company’s subsidiary American Acceptance Company (“AAC”) provided insurance premium financing through August 2021, the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services. The Company’s subsidiary U.S. Risk Managers, Inc. (“ U.S. Risk”) provides claims adjustment services. Unico American Corporation is referred to herein as the “Company” or “Unico” and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

In connection with the Company’s previously announced review of strategic alternatives, during the quarter ended September 30, 2021, Unico took actions to cause Crusader to enter into runoff.  In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies.  Effective September 30, 2021, Crusader ceased writing any new insurance policies and no longer renewed policies subsequent to December 8, 2021.  Crusader has issued notices in accordance with the California Department of Insurance (“CA DOI”) rules and regulations of non-renewal for its existing in-force policies to terminate such policies at the expiration of the current policy periods.  Crusader continues to provide services to existing insurance policyholders and claimants during its runoff. Actions to wind down operations that support the writing of new insurance policies and the issuance of renewal insurance policies began immediately, and the servicing operations will be adjusted over time to support business requirements including the retention of the necessary staff.  In August 2021, Unico also discontinued its premium financing operations formerly conducted through its subsidiary AAC, which activity is reflected on the Statements of Operations under “Other insurance operations.”

Going Concern

Based on Unico’s current cash and short‑term investments at December 31, 2021, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying consolidated financial statements.

Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses.  Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and the foreseeable future.  Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement.  If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner.  The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs.  If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations.  Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations.  There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic has had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets.  Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in a gross unrealized loss position.  These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Supervision Agreement

Crusader and the CA DOI entered into the “Supervision Agreement,” dated September 7, 2021, at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s expressed concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the California Insurance Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in (i) and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provided that the Special Examiner meet with Crusader and develop a list of recurring payments under items (i) and (ii) that may not require prior written approval, which occurred. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. The Special Examiner has recently informed Crusader that it does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses, without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader's benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader.  The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. The Company believes that as of September 30, 2021, the amount of such deficiency was $2,452,835. In January 2022 Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956, to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $275,901 as of March 31, 2022, and $432,900 as of May 31, 2022.

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

Work Force Reduction

In connection with the runoff of Crusader, on October 7 and October 8, 2021, the Company informed thirteen employees of the Company’s determination to terminate their employment, effective as of October 8, 2021 (the “October 2021 Work Force Reduction”). Additionally, on December 16, 2021, and December 17, 2021, the Company informed an additional twelve employees of the Company's determination to terminate their employment, effective as of December 17, 2021 (the “December 2021 Work Force Reduction”).  The terminated employees were primarily employed in the Company’s underwriting and marketing groups. In connection with the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, the Company expects to incur total pre-tax costs of $968,139, consisting of severance payments under the Company’s existing policy. In addition, the Company has offered retention bonuses to certain of the Company’s employees that were not subject to the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, in connection with which, depending on employee participation, the Company expects to incur total pre-tax costs of $62,269. The Company implemented another retention bonus plan to certain employees and expects to incur total pre-tax costs of $193,731 related to the plan, which will be recognized ratably over the last three quarters of 2022. The Company may incur additional costs in connection with the runoff of Crusader, including additional costs associated with workforce reductions.

In 2021, the Company paid $331,331 in severance payments and $0 in retention bonus payments. In 2022, the Company has paid $270,705 in severance payments and $284,810 in retention bonus payments.

COVID-19

As a result, of the ongoing COVID-19 pandemic, economic uncertainties have arisen which can impact the fair value of investments and day-to-day administration of the business. While the Company does not believe it is exposed to substantial risk from coronavirus related claims under the insurance policies written by Crusader, it is possible that the Company’s results of operations, financial condition and the fair value of its investment portfolio may be adversely affected by the general economic conditions as a result of the pandemic.

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the first half of 2020, however, the investment portfolio recovered in value in subsequent quarters. The overall response to the pandemic contributed to the recent decline in investment yields, compared to previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

Crusader has received a number of coronavirus-related business interruption claims. With the exception of one claim for which an investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest, and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader.  On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC is due to be filed by August 12, 2022. The Company cannot predict the actions of the Court of Appeals.

While the coronavirus pandemic is also affecting the Company’s internal operations, the Company implemented a plan at the onset of the COVID-19 pandemic to help its operations continue effectively during the ongoing pandemic, including processes to limit the spread of COVID-19 among employees. For example, the Company modified its business practices in accordance with social distancing and safety guidelines, allowing many work-from-home arrangements, flexible work schedules, and restricted business travel. The Company’s employees are following the guidelines and approximately 75% are working from their homes. The Company follows governmental safety guidelines in determining when to remove the coronavirus related business restrictions and where and when to request the employees working from their homes return to their workplaces for a few days per week. While the pandemic has created new challenges for the Company, the Company’s ability to maintain its operations, internal controls and relationships has not been adversely affected.

Termination of Reinsurance Arrangement

On August 31, 2021, Crusader and United Specialty Insurance Company (“ USIC”), terminated the Quota Share Reinsurance Agreement (the “New Reinsurance Agreement”), effective April 1, 2020, by and between Crusader and USIC. Pursuant to the New Reinsurance Agreement, Crusader agreed to reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax, for property, general liability, commercial multiple peril (“CMP”), liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader’s obligations under the New Reinsurance Agreement continue after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

On August 31, 2021, as a result of the termination of the New Reinsurance Agreement, the Surplus Line Broker Agreement (the “Broker Agreement”), effective April 1, 2020, by and between Unifax and USIC, automatically terminated. Pursuant to the Broker Agreement, USIC authorized Unifax to act as its broker for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the New Reinsurance Agreement. Unifax’s obligations under the Broker Agreement continue after termination for insurance business reinsured under the Broker Agreement. Unifax’s obligations include handling and servicing of all policies until their expiration.

On August 31, 2021, as a result of the termination of the Broker Agreement, the Claims Administration Agreement (the “Claims Administration Agreement”), effective April 1, 2020, by and between U.S. Risk and USIC, automatically terminated. Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the New Reinsurance Agreement. Upon termination of the Claims Administration Agreement, U.S. Risk is obligated (unless revoked by USIC) to continue to manage claims during the runoff of the business reinsured.

The New Reinsurance Agreement was mutually terminated by Crusader and USIC. There were no early termination penalties incurred as a result of the termination. The New Reinsurance Agreement provides for a minimum ceding fee, and, upon termination of the New Reinsurance Agreement, the minimum ceding fee was pro-rated to the date of termination unless there were policies issued after the termination of the New Reinsurance Agreement. In such case, the minimum ceding fee will continue past the termination of the New Reinsurance Agreement until such time as no further policies are issued. USIC waived any additional ceding fees payable under the New Reinsurance Agreement under the agreement to terminate that agreement.

Under the New Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware, the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC was permitted to request additional security for the unearned premium and loss reserves in the event (i) the A.M. Best rating of Crusader is at any time reduced; or (ii) the A.M. Best rating of Crusader is at any time removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10% or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of December 31, 2021, six securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively. The estimated aggregate fair value and amortized cost of these securities was $7,944,916 and $7,836,756, on March 31, 2022, respectively. As of April 30, 2022, the estimated market value decreased to $7,663,701. Such market values are used in the trust fund calculation by USIC. Because of Crusader’s loss of the AM Best rating and the decline in policyholder surplus, along with a decline in the market value of the securities there is an increase in the security requested by USIC to 325%.. If Crusader fails to provide the additional security requested by USIC, USIC may draw down the full amount of the funds in the reinsurance trust agreement. Crusader is reviewing the request of USIC. Any increase to the reinsurance trust account by Crusader will require the consent of the Special Examiner. Any drawdown of the reinsurance trust account by USIC may have a materially adverse effect on the financial condition of Unico. As of December 31, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. On December 31, 2020, the estimated fair value and amortized cost of that security was $824,500 and $787,653, respectively.

IT System Upgrade

In 2018 the Company determined it needed to upgrade or replace its legacy IT system, which it opted to upgrade because the cost was substantially less. The upgrade was completed in first quarter of 2021 at a cost of approximately $1,500,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. The Company started depreciating the associated capitalized costs, including the costs of Unico’s employees involved in the upgrade, during the second quarter of 2021.

Revenue and Income Generation

The Company historically received its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. However, in light of the runoff of Crusader, and the cessation of the premium finance operations provided by AAC, the Company’s revenues from these sources have and will continue to decline significantly in the future. The insurance company operation revenues generated approximately 95.2% of consolidated revenues for the fiscal year ended December 31, 2021, compared to 93.6% of consolidated revenues for the fiscal year ended December 31, 2020. None of the Company’s other operations is individually material to consolidated revenues.

Description of Operations—General

Descriptions of the Company’s operations in the following paragraphs are categorized between the Company’s primary segment, the insurance company operation, and “Other insurance operations.” The insurance company operation is conducted through Crusader, Unico’s property and casualty insurance company. Revenues from insurance company operation and other insurance operations for the years ended December 31, 2021 and 2020 were as follows:

	2021		2020
	Total Revenues	Percent of Total Company Revenues	Total Revenues	Percent of Total Company Revenues

Insurance company operation	$34,634,487	95.2%	$30,485,161	93.6%

Other Insurance operations
Gross commissions and fees:
Health insurance program commission income	732,852	2.0%	727,515	2.2%
Brokerage fee income	820,558	2.3%	1,006,505	3.1%
Association operations membership and fee income	48,017	0.1%	93,243	0.3%
Total gross commission and fee income	1,601,427	4.4%	1,827,263	5.6%
Finance fees earned	151,920	0.4%	240,589	0.8%
Other income (loss)	550	-	7,098	-
Total other insurance operations	1,753,897	4.8%	2,074,950	6.4%

Total revenues	$36,388,384	100.0%	$32,560,111	100.0%

INSURANCE COMPANY OPERATION

General

The Company’s insurance company operation is conducted through Crusader.  Crusader is a multiple line property and casualty insurance company that began transacting business on January 1, 1985.  From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California which was 100%, and 99.9%, in 2021, and 2020, respectively, of gross written premium before reinsurance ceded under reinsurance treaties.  Crusader underwrote three statutory annual statement lines of business: (1) CMP, (2) liability other than automobile commercial auto, and (3) fire. During the years ended December 31, 2021 and 2020, CMP policies comprised 99.7% and 99.6% of Crusader’s gross written premium, respectively.  CMP policies include both property and liability coverages.  Commercial property coverage insures against loss or damage to buildings, inventory, and equipment from natural disasters, including hurricanes, windstorms, hail, water, explosions, severe winter weather, and other events such as theft and vandalism, fires, storms, and financial loss due to business interruption resulting from covered property damage.  However, Crusader does not write earthquake coverage.  Commercial liability coverage insures against third-party liability from accidents occurring on the insured’s premises or arising out of its operation.  In addition to CMP policies, Crusader also writes separate policies to insure commercial property and commercial liability risks on a mono-line basis which provides either commercial property or commercial liability coverage, but not both.  Crusader is domiciled in California; and, as of December 31, 2021, Crusader is licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

Production and Servicing of Policies

Prior to being placed into runoff, Crusader historically sold its insurance policies through Unifax, a subsidiary of the Company and Crusader’s sister corporation and exclusive general agent.  All policies were produced by a network of independent brokers and agents.

Adjusting of Claims

Effective April 2020, the management and adjustment of Crusader claims is managed by U.S. Risk, a subsidiary of the Company and sister corporation of Crusader. U.S. Risk currently manages all of the claims of Crusader with a staff of in-house claim adjusters. This staff adjusts claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts, as necessary. On April 23, 2020, the CA DOI advised Crusader of its non-disapproval of the move from Crusader’s claims adjusting function to U.S. Risk. All claims services being provided by U.S. Risk to Crusader are subject to the ultimate control of Crusader. In January 2022, the Company engaged a third-party administrator to assist in the adjustment of claims.

Reinsurance

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium).  Reinsurance does not legally discharge Crusader from primary liability under its policies.  If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations.  Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2021 and 2020, with Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE which are both A+ rated.  Crusader’s retention on losses is $500,0000 under these contracts.  Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer.

Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2021 and 2020, are with Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE, both A+ rated. In calendar years 2021 and 2020, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its clash layer (reinsured losses between $4,000,000 and $8,000,000).  Crusader’s retention on losses is $500,000 under these contracts.

Crusader also has catastrophe (“CAT”) reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2021 and 2020, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).  Crusader’s retention on losses is $1,000,000 under these contracts. In 2022 the catastrophe excess of loss reinsurance treaties was reduced to $16,000,000 with 0% participation and a $1,000,000 retention. Also, Crusader has not had a single CAT claim since 1992.

Crusader also has facultative reinsurance treaties from a highly rated California authorized reinsurance company.  Unlike the excess of loss treaties which cover all risks underwritten by Crusader, the facultative reinsurance treaties cover specific risks for properties with total insured values in excess of $4,000,000, (the property coverage limit of the excess of loss treaties).  In calendar year 2020 and during the first five months of 2021, the facultative reinsurance treaties provided coverage for reinsured losses between $4,000,000 and $8,000,000.  From June 2021, the facultative reinsurance treaties had two sections which provide coverage for reinsured losses between $4,000,000 and $9,000,000 (Section A) and $4,000,000 and $15,000,000 (Section B) depending on location of the insured risk.

The following tables present coverage limits and terms of Crusader’s reinsurance treaties

Multiple Line Excess of Loss
	First Layer	Second Layer	Third Layer	Total
Limit (100%)	$500,000	$3,000,000	$4,000,000	$7,500,000
Retention	$500,000	$1,000,000	$4,000,000	$500,000

Catastrophe XOL 2021
	First Layer	Second Layer	Total
Limit (100%)	$9,000,000	$36,000,000	$45,000,000

Participation	5%	-%	5%
Retention	$1,000,000	$10,000,000	$1,000,000

Facultative
	Section A	Section B
Limit (100%)	$11,000,000	$5,000,000
Retention	$4,000,000	$4,000,000

Catastrophe XOL 2022
Total
Limit (100%)	$16,000,000
Retention	$1,000,000

Crusader has no reinsurance recoverable balances in dispute.

Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2021, and 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

The aggregate amount of ceded earned premium to Crusader’s reinsurers was $11,693,756 and $8,096,701, for the years ended December 31, 2021 and, 2020 respectively

The reinsurer pays a commission to Crusader on the portion of the premium that is ceded.  The commission includes reimbursement of the costs to acquire the policy.  The unpaid losses ceded to the reinsurer are recorded as an asset on the balance sheet.

In 2020, Crusader entered into a 100% Quota Share Agreement with USIC in which Crusader produced by Unifax assumed reinsurance ceded to it by USIC for commercial property and liability insurance written by USIC on a surplus lines’ basis. The assumed premium ceded to Crusader was $3,395,010 and $304,030 for years ended December 31, 2021 and 2020, respectively. The assumed losses for the business ceded to Crusader by USIC were $836,622 and $89,204 for the years ended December 31, 2021 and 2020, respectively. As disclosed above, in August 2021, Crusader and USIC terminated their Reinsurance Agreement. As a result of the termination of the Reinsurance Agreement, the Broker Agreement by and between Unifax and USIC, automatically terminated. As a result of the termination of the Broker Agreement, the Claims Administration Agreement by and between U.S. Risk and USIC, automatically terminated. Upon termination of the Claims Administration Agreement, U.S. Risk is obligated (unless revoked by USIC) to continue to manage claims during the runoff of the business reinsured.

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

Crusader establishes reserves for reported losses based on historical experience, upon case‑by‑case evaluation of facts surrounding each known loss, and upon the related policy provisions.  The amount of reserves for unreported losses is estimated by analysis of historical and statistical information.  The ultimate liability of Crusader may be greater or less than estimated reserves.  Reserves are monitored and adjusted when appropriate and are reflected in the statement of operations in the period of adjustment.  Reserves for losses and loss adjustment expenses are estimated to cover the future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

Crusader does not discount to a present value the portion of loss and loss adjustment expense reserves expected to be paid in future periods.  Federal tax law, however, requires Crusader to discount loss and loss adjustment expense reserves for federal income tax purposes.

In 2020, Crusader experienced a significant increase in loss and loss adjustment expense reserves due to a $9,399,547 strengthening of IBNR reserves.  In 2021, there was positive loss development in total direct IBNR in six accident years.

Net Written Premium to Statutory Surplus Ratio

The following table shows, for the periods indicated, Crusader's statutory ratio of net written premium (after reinsurance ceded) to statutory surplus.  Since each property and casualty insurance company has different capital needs, an "acceptable" ratio of net written premium to statutory surplus for one company may be inapplicable to another.  While there is no statutory requirement applicable to Crusader that establishes a permissible net premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners (“NAIC”) provide that such ratio should generally be no greater than 3 to 1.  The following is Crusader’s ratios:

Statutory Accounting Basis:	2021	2020

Net written premium	$24,715,055	$28,564,082
Statutory surplus	$22,494,454	$26,893,515
Ratio	1.1 to 1	1.1 to 1

Crusader’s results herein are reported in accordance with U.S. generally accepted accounting principles (“GAAP”).  These results differ from Crusader’s financial results reported in accordance with Statutory Accounting Principles (“SAP”) as prescribed or permitted by insurance regulatory authorities.  Crusader is required to file financial statements with insurance regulatory authorities prepared on an SAP basis.

SAP differs in certain respects from GAAP.  The more significant of these differences that apply to Crusader are:

•	Under GAAP, policy acquisition costs such as commissions, premium taxes and other costs incurred in connection with the successful acquisition of new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premium is earned, rather than expensed as incurred as required by SAP.
•	Certain assets included in balance sheets under GAAP are designated as “non-admitted assets” and are charged directly against statutory surplus under SAP. Non-admitted assets primarily include premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, computer equipment, leasehold improvements, and prepaid expenses.
•	Under GAAP, amounts related to ceded reinsurance are shown on a gross basis as prepaid reinsurance premium and reinsurance recoverable, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.
•	Under GAAP, fixed maturity securities that are classified as available-for-sale are reported at estimated fair values, rather than at amortized cost or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.
•	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Under GAAP reporting, changes in deferred income taxes are reflected as an item of income tax benefit or expense. As required by SAP, federal income taxes are recorded as an income tax benefit or expense when payable and deferred taxes, subject to limitations, are recognized but only to the extent that they do not exceed a specified percentage of statutory surplus. Changes in deferred taxes are recorded directly to statutory surplus.

Primary State Regulator

Crusader is regulated by the CA DOI and by the insurance departments of other states in which Crusader is authorized to transact insurance.  The insurance departments have broad regulatory, supervisory, and administrative powers over insurers that transact business in their states.  These powers relate primarily to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers' investments; the prior approval of rates, rules, and forms; the issuance of securities by insurers; periodic financial and market conduct examinations of the affairs of insurers; the annual and other reports required to be filed on the financial condition and results of operations of such insurers or for other purposes; and the establishment of reserves required to be maintained for unearned premium, losses, and other purposes.  The regulations and supervision by the insurance departments are designed principally for the benefit and protection of policyholders of insurance companies and not for the stockholders of the insurance companies or stockholders of the Company.  The insurance departments may perform market conduct examinations of Crusader to ensure compliance with applicable laws and regulations with respect to rating, underwriting and claims handling practices. A market conduct examination was last performed, and a report was adopted by the CA DOI on January 9, 2017. All issues identified during the examination were resolved to the satisfaction of the CA DOI and Crusader. None of the issues identified during the examination had any material effect on Crusader.

The CA DOI also conducts periodic financial examinations of Crusader. The CA DOI recently completed an examination of the financial statements and financial condition as of December 31, 2020, and for the period January 1, 2016 through December 31, 2020. The draft report of examination received by Crusader on May 23, 2022 did not contain significant findings except those related to the premium trust deficiency, which is discussed elsewhere in this report.

As described above, on September 10, 2021, Crusader and the CA DOI entered into the Supervision Agreement, dated September 7, 2021, at the request of the CA DOI, and Crusader continues to operate subject to the provisions of the Supervision Agreement.

Crusader is subject to risk-based capital (“RBC”) requirements.  RBC is a method developed by the NAIC and adopted in the California Insurance Code to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

The RBC provides standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off‑balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for insurance regulators that establish uniform capital levels and specific authority levels for actions when an insurer falls below minimum capital levels. The RBC specifies four distinct action levels at which either the insurance company or its domiciliary regulator must take certain actions. Generally, if a company’s RBC is at the Company Action Level, a heightened level of regulatory supervision will occur. A regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC. A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. Crusader’s adjusted capital at December 31, 2021 and 2020, was 214% and 278%, respectively, of the authorized control level RBC.

On December 31, 2021 and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended. On March 24, 2021 Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted. On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred. At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“ 2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022. The CA DOI may accept Crusader’s 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event, or it may request that a revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information is to be submitted by July 24, 2022. After the Plans are submitted, the CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader. Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues.

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

For the year ended December 31, 2021, Crusader’s IRIS values were unusual values in four ratios.  Those unusual values were caused by the continuing losses which Crusader sustained in 2021 as well as factors such as its investment yield on its portfolio.

IRIS Ratio	Unusual Value	Crusader’s Value

5 – two-year overall operating ratio	Over 100%	136%

6 - investment yield	Over 5.5% or under 2.0%	1.9%

7 – gross change in policyholders’ surplus	Over 50% or under -10%	-16%

8 – change in adjusted policyholders’ surplus	Over 25% or under -10%	-16%

For the year ended December 31, 2020, Crusader was outside the usual value range on IRIS ratio 5, 7 and 8 due primarily to Crusader’s statutory net loss of $12,862,588.  Crusader’s statutory net loss during the year ended December 31, 2020, was due primarily to increases in IBNR reserves associated with the Apartments & Commercial Buildings and Transportation Business resulting from higher estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses.

California Insurance Guarantee Association

The California Insurance Guarantee Association (“CIGA”) was created to provide for payment of claims for which insolvent insurers of mostly casualty lines are liable because such insurers’ assets are insufficient to satisfy the claims.  The Company is subject to assessment by CIGA for its pro-rata share of such claims based on written premium in the specific lines of business in the year preceding the assessment by insurers writing that line of insurance in California.  Such assessments are based upon estimates of losses to be incurred in liquidating an insolvent insurer.  Assessments are recouped through a mandated surcharge to policyholders the year after the assessment.  No assessment was made by CIGA for the 2021 and 2020 calendar years.

Holding Company Act

In addition to the Supervision Agreement discussed above, Crusader is also subject to regulation by the CA DOI pursuant to the provisions of the California Insurance Holding Company System Regulatory Act (the “Holding Company Act”).  Pursuant to the Holding Company Act, the CA DOI may examine the affairs of Crusader at any time.  Certain transactions defined to be of an extraordinary type may not be implemented without the prior approval of the CA DOI.  Such transactions include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding 12 months involving the lesser of 3% of admitted assets or 25% of statutory surplus as of the preceding December 31.  An extraordinary transaction also includes a dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company's statutory surplus as of the preceding December 31 or the insurance company's net income for the preceding calendar year.  An insurance company is also required to notify the CA DOI of any dividend after declaration, but prior to payment.

The Holding Company Act also provides that the acquisition or change of control of a California domiciled insurance company or of any person who controls such an insurance company cannot be consummated without the prior approval of the insurance commissioner.  In general, a presumption of control arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of a California insurance company or a person who controls a California insurance company, such as Crusader.  A person seeking to acquire control, directly or indirectly of the Company must generally file with the insurance commissioner an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company.  The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.  The Company is in compliance with the Holding Company Act.

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

On September 24, 2021, A.M. Best (“A.M. Best”) downgraded Crusader’s Financial Strength Rating to C++ (Marginal) from B (Fair) and its Long-Term Issuer Credit Rating (Long-Term ICR) to “b” (Marginal) from “bb+” (Fair).  A.M. Best also downgraded Unico’s Long-Term ICR to “ccc-” (Weak) from “b” (Marginal). In addition, A.M. Best maintained the “under review with negative implications” status for these Credit Ratings.  On September 24, 2021, A.M. Best’s ratings reflected concerns regarding Crusader’s balance sheet strength, which A.M. Best assessed as weak, as well as its weak operating performance, limited business profile and marginal enterprise risk management.  A.M. Best stated that, while Crusader maintains sufficient liquidity, and its risk-adjusted capital levels remain at the strongest level, as measured by A.M. Best’s Capital Adequacy Ratio, the downgrades reflect the lowered assessment of the balance sheet strength given the enterprise’s diminished financial flexibility and the constraints imposed on Crusader by the CA DOI under the Supervision Agreement.  The A.M Best rating was withdrawn by the Company on September 24, 2021.

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

Terrorism Risk Insurance Act of 2002

The Terrorism Risk Insurance Act (“TRIA”) was enacted by Congress in 2002 following the attacks on September 11, 2001 to address coverage for terrorism that largely became unavailable or prohibitively expensive by creating a Federal program under which the Federal government would share monetarily losses with insurers on commercial property and casualty losses due to a terrorist attack.  TRIA was initially enacted for a three-year term.  It has been reauthorized four times in 2005, 2007, 2015 and 2019.  The current reauthorization of TRIA will expire in 2027 unless further extended by action of Congress.  TRIA requires insurers to make terrorism insurance available to commercial policyholders but does not require purchase of such insurance by those policyholders.

Federal participation will be triggered when the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, certifies an act to be an act of terrorism.  Acts of terrorism must result in total insurance losses for such acts to be at least $200,000,000 for an act of terrorism to be certified under the Federal program.  Insurers have a deductible of 20% of any terrorism loss with the Federal government paying the remaining 80% of such losses.   Payments under the Federal program are subject to an aggregate retention of all insurers participating in the program of $37.5 billion. Under TRIA, all losses in any one program year are capped for both insurers and the Federal government at $100 billion.

All property and casualty insurance companies are required to participate in the program to the extent that they must make available property and casualty insurance coverage for terrorism that does not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism. Policyholders of commercial insurance may waive coverage for terrorism in whole or in part. If a policyholder accepts coverage for terrorism, the Company must clearly state the premium charges resulting from coverage for certified acts of terrorism.  If coverage is declined or waived; the Company may add terrorism exclusions to the policy of such commercial policyholder.

The Company believes that its exposure to acts of terrorism is not substantial.  The Company does not write policies on commercial properties considered targets of terrorist activities such as airports, large hotels, large office structures, amusement parks, landmark defined structures, or other large-scale public facilities. The Company does not offer terrorism coverage on personal lines of insurance since it does not write personal lines of insurance.

In addition, the Company does not have a concentration of policies in any one area within California where increased exposure to terrorist threats may exist. Crusader received $42,910 and $56,975, in terrorism coverage premium from approximately 5% of its policyholders during the years ended December 31, 2021 and 2020, respectively. Crusader’s terrorism deductible was $7,252,974 and $6,791,640 during the years ended December 31, 2021 and, 2020, respectively.

Coverage for acts of terrorism under TRIA by the Company will cease as the current policies of insurance expire without renewal as a result of the runoff described in this report.

Data Privacy and Security

The Company may be subject to a range of complicated, diverse, and expanding federal, state, and local laws and regulations governing the collection, use, storage, and transfer of personal information.  In California, where the Company is headquartered and conducts business, certain laws such as the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act (“CPRA”), and California Insurance Information Privacy and Protection Act (“CIIPPA”) may directly impact the Company’s operations.  At the federal level, standards set forth by the Federal Trade Commission (“FTC”), the privacy and security rules under the Gramm-Leach Bliley Act (“GLBA”), and the privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations may, from time to time, impact the Company depending on the nature of the Company’s operations and the types of suppliers and vendors utilized by the Company.

OTHER INSURANCE OPERATIONS

General Agency Operations

Unifax primarily sold and services CMP business insurance policies for Crusader in California. As a general agent, this subsidiary marketed, rated, underwrote, inspected and issues policies, bills and collects insurance premiums, and maintains accounting and statistical data.  Unifax is the exclusive general agent for Crusader.  The Company’s marketing was conducted through advertising to independent insurance agents and brokers.  For its services, the general agent received a commission (based on the written premium) from the insurance company and, in some cases, a policy fee from the customer.  This subsidiary holds licenses issued by the CA DOI and other states where applicable.

Insurance Premium Finance Operation

American Acceptance Corporation (“AAC”), a subsidiary of the Company, is a licensed insurance premium finance company that provided insurance purchasers with the ability to pay their insurance premium on an installment basis.  The premium finance company pays the insurance premium to the insurance company in return for a premium finance note from the insured.  These notes are paid off by the insured in nine monthly installments and are secured by the unearned premium held by the insurance company.  AAC provided premium financing solely for Crusader and assumed USIC policies that were produced by Unifax in California.  In August 2021, Unico discontinued its premium financing operations formerly conducted through its subsidiary AAC, which activity is reflected on the Statements of Operations under “Other insurance operations”. AAC had an outstanding receivable balance of $753,426 as of December 31, 2021 related to the premium financing arranged prior to August 2021.

Association Operation

AAQHC, Unico’s wholly owned subsidiary, is a membership association and a third-party administrator.  AAQHC provides various consumer benefits to its members, including participation in group dental, vision, and life insurance policies that it negotiates.  AAQHC also provides services as a third-party administrator and is licensed by the CA DOI.  For these services, AAQHC receives membership and fee income from its members.

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

Claims Management

In March 2020, the Company re-activated its U.S. Risk subsidiary so that in addition to handling Crusader’s claims it can provide claims adjustment services to non-affiliated insurers and to self-insurers on a fee-for-service basis (i.e., where Crusader will not be underwriting the risk), providing the potential for an alternative revenue source to the Company.

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

An independent investment advisor manages Crusader’s investments. The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company.  Through July 31, 2021, the investments were held by Crusader’s previous custodian, Union Bank Global Custody Services (“Union Bank”). Effective August 2, 2021, the investments were held by Crusader’s current custodian, U.S. Bank, Institutional Trust and Custody (“U.S. Bank”), as a result of the sale of the custodial business by Union Bank to U.S. Bank.

COMPETITION

Insurance Company and General Agency Operations (Property and Casualty)

The property and casualty markets in which the Company operates are highly competitive.  Property and casualty insurers generally compete on many factors, including price, commission rates, consumer recognition, coverages offered, financial stability, customer service and geographic coverage.  Competition is also affected by the pace of technological developments.  An insurer’s ability to innovate, develop and implement new applications and other technology can affect its competitive position.  The Company invested in technology in order to compete more effectively in the insurance marketplace.  The marketplace is highly cyclical, characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess underwriting capacity.

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

Additional information regarding competition in the insurance marketplace is discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Insurance Premium Financing Operation

AAC’s insurance premium financing operation financed policies produced only through its sister company, Unifax.  Consequently, AAC’s growth was primarily dependent on the growth of Crusader and Unifax business.  From July 2010 to March 1, 2018, AAC offered 0% financing on policies produced by Unifax for Crusader.  Effective March 1, 2018, the annual percentage rate charged on AAC new loans increased from 0% to a single fixed interest rate.  Effective April 1, 2019, the Company converted from the single fixed interest rate for all financed policies to a tiered interest rate structure under which different fixed interest rates are charged based on amount of underlying financed premium.  The Company believes the interest rates charged by AAC were competitive and did not have a negative impact on its business.  As discussed above premium financing was discontinued and stopped being offered to policyholders in September 2021.

Health Insurance Operation

The health insurance market is uncertain due to changes in healthcare insurance mandated by recent federal legislation.  AIB markets a variety of health and life insurance products to individuals and groups.  These same products are offered by most of the Company’s competitors; thus service, reliability and stability are important to obtain and retain customers.

Employees

As of December 31, 2021, the Company had 38 employees.  As of June 24, 2022, the Company employed 26 full-time employees at its facility located in Calabasas, California. The Company has no collective bargaining agreements and believes its relations with its employees are excellent.

CONCENTRATION OF RISKS

100% and 99.9% of Crusader’s gross written premium was derived from California during the years ended December 31, 2021 and 2020, respectively. In 2021, approximately 26% and 58% of the $732,852 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively. In 2020, approximately 30% and 56% of the $727,515 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively.

Item 1A.  Risk Factors.

An investment in the Company’s securities involves a high degree of risk. The Company operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones the Company faces. Other risks and uncertainties, including those that the Company does not currently consider material, may impair the Company’s business. If any of the risks discussed below actually occur, the Company’s business, financial condition, operating results, or cash flows could be materially adversely affected. This could cause the value of the Company’s securities to decline, and you may lose all or part of your investment.

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

The Company may be unable to continue as a going concern.

Based on Unico’s current cash and short‑term investments at December 31, 2021, as well as the factors described elsewhere in this Annual Report on Form 10-K, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next 12 months from the date of issuance of the accompanying consolidated financial statements.

Unico needs to improve its operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies by Crusader. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reduction, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly considering the effects that the COVID-19 pandemic has had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico’s existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico’s common stock.

Unico is dependent on financial support from Crusader to fund its operations or engage in certain strategic alternatives, and there can be no assurances that Crusader’s financial support of Unico will continue.

Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Supervision Agreement, Crusader’s decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide significant financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that it does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses. This will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders.

Crusader is subject to extensive supervision by the CA DOI and may be subject to further regulatory action.

On September 10, 2021, Crusader and the CA DOI entered into a Supervision Agreement, at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s expressed concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement imposes extensive restrictions on Crusader’s ability to take certain actions without the prior written consent of the California Insurance Commissioner, the Special Examiner appointed under the Supervision Agreement, or the Special Examiner’s appointed representative, including, without limitation, the ability for Crusader to pay any dividends or otherwise make any payments in excess of $5,000 individually or $20,000 in the aggregate. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. As a result, Unico has very limited flexibility to supervise or manage the operations of Crusader, its primary operating subsidiary. In addition, any future financial support from Crusader to Unico will be at the discretion of the Special Examiner. Under applicable California insurance law, the CA DOI has extensive powers, and can impose further restrictions on Crusader. In addition, the CA DOI could place Crusader into conservation, rehabilitation, or liquidation proceedings, if Crusader becomes insolvent or if it is deemed to be hazardous to policyholders or the public.

Crusader is subject to minimum capital and surplus requirements, and its failure to meet those requirements could subject Crusader to additional regulatory action.

As a property and casualty insurance company, Crusader is subject to Risk Based Capital (“RBC”) requirements. RBC is a method developed by the NAIC and adopted in the California Insurance Code to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC requirements require Crusader to report the results of RBC calculations to the Commissioner of the CA DOI and the NAIC. If Crusader fails to meet certain standards related to its RBC Authorized Control Level and its RBC total adjusted capital standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, and operations.

As of December 31, 2021, and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended.  The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended.  On March 24, 2021  Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted.  On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred.  At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022.  On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information is to be submitted by July 24, 2022. The CA DOI may accept Crusader’s 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event,  or it may request that a revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. After the Plans are submitted, the CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader.  Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues.

Crusader may be adversely affected if it cannot obtain additional capital for its business and operations. The strength of an insurer is measured in large part by its policyholder surplus. Crusader has sustained net losses for several years which have decreased its policyholder surplus, which has fallen from $26,893,515 at December 31, 2020, to $22,494,454 at December 31, 2021. The Company does not have current resources to infuse additional capital into Crusader to increase its policyholder surplus.

The ability of the Company to retain personnel and to maintain appropriate staffing levels is critical to the Company’s success.

The Company must retain current employees to handle its operations. The failure of the Company to retain a sufficient number of skilled employees could have an adverse effect on the Company’s business. In recent months, the Company’s management team underwent significant changes, including the resignation of its former Chief Financial Officer and Treasurer, who was replaced by Jennifer Ziegler, as well as the removal of the Company’s former Chief Executive Officer, President, and Chief Operations Officer, who was replaced by Steven Shea, the Company’s Chairman of the Board. The Company’s current and future success is dependent to a large extent on the retention and continued service of its key personnel, which includes its executive officers and directors, as well as employees in areas that will be important to the Company during the runoff of Crusader, such as information technology, claims adjustment and core insurance operations.  The loss or unavailability of any key personnel could have an adverse effect on the Company’s financial condition and ability to continue its operations.

Failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures could lead to errors in our financial reporting and could adversely affect our business.

As reported in “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, the Company has concluded that there was a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2021. While the Company has developed and implemented steps to remediate this material weakness, the Company cannot assure you that the processes undertaken to address this material weakness will be effective in identifying and correcting all errors in our historical financial statements. Any failure in the effectiveness of internal control over financial reporting, particularly if it results in material misstatements in our financial statements, could cause us to fail to meet our reporting obligations and result in litigation, regulatory examinations, and negative investor perceptions of our company, any of which could have a material adverse effect on our business, liquidity, financial condition, and stock price. Further, the material weakness in our internal control over financial reporting could lead to reduced confidence in our financial data or financial performance, which could also adversely impact our reputation.

The Company has a history of net losses and could continue to incur substantial net losses in the future.

The Company has incurred recurring net losses on an annual basis over the last several years. The Company incurred net losses of $5,673,251 and $21,491,113 for the years ended December 31, 2021 and 2020, respectively. Because Crusader is in runoff, the Company will not generate significant revenues in the future and could continue to incur substantial net losses in the future.

The principal driver of the Company’s losses to date is its insured losses and loss adjustment expenses associated with insured events by its customers.  Establishing adequate premium rates is necessary to generate sufficient revenue to offset losses, loss adjustment expenses and other costs. If the Company did not accurately assess the risks that it underwrote, the premiums that it charged may not have been adequate to cover its losses and expenses, which would continue to adversely impact its results of operations and profitability. Moreover, as the Company continues to runoff the business, it expects certain expenses to continue to increase in the near term. Such expenses may occur in the areas of information technology, claims adjusting, legal fees and core insurance operations services. If the Company fails to manage its losses to keep pace with its investments and other expenses, its business will be seriously harmed.

The Company’s success will depend on its ability to adjust claims accurately.

Many factors can affect the Company’s ability to adjust claims accurately, including the following:

•	the training, experience, and skill of the Company’s claims representatives;
•	continued access to independent or outside adjusters;
•	the extent of fraudulent or inflated claims and the Company’s ability to recognize and respond to, such claims;
•	the claims organization’s culture and the effectiveness of its management; and
•	the Company’s ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions.

Additionally, as a result of the runoff of Crusader, the Company may experience challenges in retaining sufficient qualified personnel to adjust claims accurately and efficiently.  The Company’s failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace, impair its brand image and, as a result, materially adversely affect its financial results, prospects, and liquidity.

Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.

Loss and loss adjustment expense reserves represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not yet been reported to Crusader. If claims exceed the related reserves, the Company may not have sufficient funds available to satisfy all such claims, and in any event, the Company’s operating results, and financial condition would be adversely affected. There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader. The long-tailed nature of liability claims, and the volatility of jury awards exacerbate that uncertainty.

During the twelve months ended December 31, 2020, the Company reevaluated certain assumptions used in its process for estimating loss and loss adjustment reserves due to its experiences in Crusader’s Apartments & Commercial Buildings and Transportation Business as well as changes in market conditions.  This reevaluation resulted in a $9,399,547 increase in Crusader’s IBNR reserves, net of reinsurance. Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader’s claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader’s operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

The Company does not expect to realize its deferred tax assets, which may have a materially adverse effect on the Company’s financial condition and results of operations.

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

If the Company determines it is more-likely-than-not that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company will reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition. In light of the net losses that were generated in recent years, as of  December 31, 2021, the Company has established a valuation allowance in the amount of $11,939,459 for the aggregate amount of the federal and state net operating losses and other deferred tax assets that, in management’s judgment, it is not more-likely-than-not to be realized.  After giving effect to this valuation allowance, the Company has no remaining deferred tax assets that are expected to be realized.  In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, management’s judgment is required in assessing the possible need for a deferred tax asset valuation allowance.

The Company may be negatively impacted by emerging claim and coverage issues.

As insurance industry practices and legal, judicial, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. These or other changes could impose new financial obligations on the Company by extending coverage beyond its underwriting intent or otherwise require the Company to make unplanned modifications to the services that the Company provides or cause the delay or cancellation of products and services that the Company provides.  Examples of emerging claims and coverage issues include, without limitation:

•	Judicial expansion of policy coverage and a greater propensity to grant claimants more favorable amounts and the impact of new theories of liability;
•	Plaintiffs targeting property and casualty insurers, including the Company, in purported class action litigation relating to claims-handling and other practices;
•	Litigation trends, including higher and more frequent claims, more favorable judgments, and legislated increases;
•	Medical developments that link health issues to particular causes, resulting in liability claims;
•	Claims relating to unanticipated consequences of current or new technologies, including cyber security related risks;
•	Claims relating to potentially changing climate conditions; and
•	Increased claims due to third party funding of litigation.

In some instances, these changes may not become apparent for some time after the Company has issued insurance policies that are affected by the changes.  As a result, the full extent of liability under the Company’s insurance policies may not be known for many years after a policy is issued.  For example, litigation trends have resulted in significantly larger verdicts awarded by juries in recent years in connection with altercations in bars and taverns, and in significantly larger settlements on cases which do not go to trial in connection with tenants-rights, rent-control, property-utilization, and property-maintenance laws, as well as other forms of social inflation, and these trends may continue.  In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on the Company’s business.

The Company’s success depends on the accuracy of its past underwriting of risks and the adequacy of the premiums charged to policyholders.

Crusader is in runoff and is not currently writing new insurance policies.  However, the Company’s financial condition, liquidity and results of operations largely depend on the extent to which the Company accurately underwrote risks and set premium during the periods when Crusader was writing policies.  Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit.  In order to price its products accurately, the Company was required to collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy.  The Company’s ability to undertake these efforts successfully was and is subject to a number of risks and uncertainties, including, without limitation:

•	Availability of sufficient reliable data;
•	Incorrect or incomplete analysis of available data;
•	Uncertainties inherent in estimates and assumption;
•	Selection and application of appropriate rating formulae or other pricing methodologies;
•	Adoption of successful pricing strategies;
•	Prediction of policyholder retention (e.g., policy life expectancy);
•	Unanticipated court decisions, legislation, or regulatory action;
•	Ongoing changes in the Company’s claim settlement practices;
•	Unexpected inflation; and
•	Social changes, particularly those affecting litigation patterns.

Such risks may have resulted in the Company’s pricing being based on outdated, inadequate, or inaccurate data, or inappropriate analyses, assumptions, or methodologies, and may have caused the Company to estimate incorrectly future changes in the frequency or severity of claims.  As a result, the Company could have underpriced risks, which would negatively affect the Company’s margins and profitability.  The Company’s ability to accurately underwrite risks in insurance contracts depended in part on its ability to forecast such changes and trends.  If it was not successful in doing so during the periods when Crusader was writing policies, the Company’s future operating results, financial condition, and cash flow could be materially adversely affected.

Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader’s ability to write new policies.

The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.  Any decrease in the amount of Crusader’s reinsurance will increase the risk of loss and could materially adversely affect its business and financial condition.  Lack of reasonably priced reinsurance may reduce Crusader’s underwriting profit due to higher cost of reinsurance, which could materially adversely affect its business and financial condition.  Ceded reinsurance does not discharge Crusader’s direct obligations under the policies it writes, which exposes Crusader to credit risk with regard to its reinsurance counterparties.  Crusader remains liable to its policyholders even if it is unable to make recoveries that it believes it is entitled to under the reinsurance contracts.  Losses may not be recovered from the reinsurers until claims are paid, which may create timing and liquidity risk. Additionally, any losses in excess of Crusader’s reinsurance limits would remain direct obligations of Crusader and would therefore have a negative impact on the Company’s financial condition and results of operations.

The insurance business is subject to extensive regulation and such regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition and results of operations.

Crusader is subject to extensive regulations and supervision in the states in which it operates or is licensed to conduct business. These regulations are generally designed to protect the interests of policyholders and not necessarily the interests of insurers, their stockholders, or other investors. The regulations relate to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates, and a variety of other financial and nonfinancial components of an insurance company’s business.  These powers include, among other things, the ability to:

•	Place limitations on Crusader’s investments and dividends;
•	Place limitations on Crusader’s ability to transact business with its affiliates;
•	Establish standards of solvency including minimum reserves and capital surplus requirements; and
•	Prescribe the form and content of and to examine Crusader’s financial statements.

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

The Company’s risk management framework is designed to identify, monitor, and mitigate risks that could have a negative impact on the Company’s financial condition or reputation. This framework includes departments or groups dedicated to risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resource matters, vendor management and internal audit, among others. Many of the processes are overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups. Similarly, with respect to the risks the Company assumes in the ordinary course of its business the Company employs localized as well as centralized risk mitigation efforts. If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

The Company’s earnings may be affected by changes in interest rates.

Investment income is an important component of the Company’s revenues and net income.  The ability to achieve investment objectives is affected by factors that are beyond the Company’s control.  Many of the instruments in which the Company may invest are subject to interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  Any significant decline in investment income as a result of falling interest rates or general market conditions may have an adverse effect on net income and, as a result, on the Company’s stockholders’ equity and statutory surplus.

The outlook for the Company’s investment income is dependent on the composition of its investment portfolio, the future direction of interest rates and the amount of cash flows from operations that are available for investment.  The fair values of fixed maturity investments that are available-for-sale fluctuate with changes in interest rates and cause fluctuations in stockholders’ equity.

The Company’s investments may be subject to credit, prepayment, and other risks.

The Company’s investment guidelines allow investing in classes of securities which are subject to additional risks.  Rating errors by agencies, such as Moody’s, Standard & Poor’s, and Fitch, and/or economic downturn may create credit risk, a decline in interest rates may create prepayment risk, and a decrease in tax rates may reduce attractiveness of state and municipal bonds and may impact their market valuation.  Any significant loss on investments or general market downturn may have an adverse effect on the Company’s stockholders' equity and statutory surplus and its business.

The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.

The Company’s insurance business is concentrated in California (100% and 99.9% of gross written premium (before reinsurance ceded) in 2021 and 2020, respectively).  Accordingly, unfavorable business, economic or regulatory conditions in the state of California could negatively impact the Company’s performance.  In addition, California is exposed to severe natural perils, such as earthquakes and fires along with the possibility of terrorist acts.  Accordingly, the Company could suffer losses as a result of catastrophic events, and such losses could be magnified as a result of its business concentration in California.

The Company’s single operating location exposes it to geographic risk.

The Company conducts its business from a single facility located in Calabasas, California.  The Company may not be able to access the building due to natural disasters, civil unrests, closures of public roads or utilities, or other unforeseen events.  While the Company has procedures and insurance in place to mitigate short-term access limitations to the building, an extended building access limitation may have an adverse impact on the Company’s results of operation.

The Company’s reserve for doubtful accounts is based on estimates.

The Company may not be able to collect the premiums it estimates are collectible from its agents and brokers and, therefore, the Company’s reserve for doubtful accounts may not be sufficient.

Litigation may have an adverse effect on the Company’s business.

The Company is routinely involved in litigation, which can be unpredictable and costly, and may result in negative effects on the Company’s business, reputation, financial condition, or results of operations. By virtue of the nature of its business, the Company is subject to numerous legal proceedings in which it may be named as either plaintiff or defendant. Such disputes may concern the issuance or non-issuance of individual insurance policies, coverage disputes or other matters. In addition, the insurance industry is the target of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts and the outcomes of which are unpredictable.  This litigation can be based on a variety of issues including insurance and claim settlement practices.  Although the Company has not been the target of any specific class action lawsuits, it is possible that a lawsuit of this type could have a negative impact on the Company’s business.

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

The Company relies on its information technology systems, and the data within those systems, to manage many aspects of its business. Cybersecurity risks, the failure of these systems to operate properly, and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, including personal identifying information, could result in a materially adverse effect on the Company’s business, reputation, financial condition, and results of operations.

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

The failure of hardware or software that supports the Company’s information technology systems or the loss of data contained in the systems could disrupt its business and could result in decreased premiums, increased overhead costs, and inaccurate reporting, all of which could have a materially adverse effect on the Company’s business, financial condition, and results of operations.  In addition, despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from events such as:

•	Earthquake, fire, flood, and other natural disasters;
•	Terrorism acts and attacks by computer viruses or hackers;
•	Power loss;
•	Unauthorized access; and
•	Computer systems or data network failure.

It is possible that a system failure, accident, security breach, or unauthorized internal or external knowledge, or misuse of confidential Company data could result in a material disruption to the Company’s business and reputation, as well as an increased risk of remedial and other expenses, fines, or lawsuits.

Although the Company seeks to mitigate the impact and severity of potential cyber threats more generally, not every risk or liability can be mitigated against. To the extent that a critical system fails or is not properly implemented, and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a materially adverse effect on the Company’s results of operations.  In addition, the costs associated with the development or acquisition of new computer software, such as in the case of the Company’s planned replacement of its policy administration system, may result in impairment charges if such acquisition or development is not successfully implemented. Any such impairment charges may adversely impact the Company’s results of operation.

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

In conducting its business and delivering its products and services, the Company also uses various third-party vendors and service providers.  These service providers and the systems they utilize are typically subject to the same types of security-related risks the Company faces.  The Company provides certain of these vendors with data, including non-public personal identifying information.  There is no guarantee that the Company’s due diligence or ongoing vendor oversight will be sufficient to ensure the integrity and security of the systems used by these vendors or the protection of information that resides thereon.  Adverse consequences for the Company in the event of a significant event involving the systems of its vendors or the information provided to the vendors, among others, could delay the Company’s delivery of products and services, result in a direct or indirect financial loss, and/or result in loss of business and/or reputational damage.

Certain laws and contracts the Company has entered into require it to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures, including those of the Company’s service providers. These notifications can result, among other things, in the loss of customers, lawsuits, adverse publicity, diversion of management’s time and energy, the attention of regulatory authorities, fines and disruptions in sales. If the Company or its service providers fail to comply with applicable regulations and contractual requirements, the Company could be exposed to lawsuits, governmental proceedings, or the imposition of fines, among other consequences.

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

The legal and regulatory environment in the United States governing data privacy and security is becoming increasingly complex and continues to evolve.  An increasing number of federal and state laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and otherwise processing of personal data, including HIPAA, HITECH, the GLBA, the CCPA, CPRA, and IIPPA. The effects of these laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company. The Company has and continues to incur costs to comply with these laws and to respond to inquiries about its compliance with the same.  Maintaining compliance with applicable data privacy and security laws and regulations may increase the Company’s operating costs and adversely impact its ability to market products and service policyholders.  Any inability to prevent or adequately respond to these legal and regulatory challenges could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, otherwise harm its reputation and/or result in financial losses, litigation, increased costs, or other adverse consequences that could be material to the Company.

Uncertain economic conditions may negatively affect the Company’s business and operating results.

The Company’s financial condition and results of operations may be negatively impacted by national and local economic conditions, such as recessions, increased levels of unemployment and disruption in financial markets.  The Company is not able to predict the effect of these factors or their duration and severity.  The Company may also be adversely affected if economic conditions result in either inflation or deflation.  In an inflationary environment, established reserves may become inadequate and increase the Company’s loss ratio, and market interest rates may rise and reduce the value of the Company’s fixed maturity portfolio. In a deflationary environment, some fixed maturity issuers may have difficulty meeting their debt service obligations and thereby reduce the value of the Company’s fixed maturity portfolio; equity investments may decrease in value, and policyholders may experience difficulties paying their premiums to the Company, which could adversely affect premium revenue.

The Company’s business is vulnerable to climate change and significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.

The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from climate change, natural disasters, man-made catastrophes, and other catastrophic events, particularly hurricanes, earthquakes, hailstorms, explosions, tropical storms, fires, sinkholes, war, acts of terrorism, severe winter weather and other natural and man-made disasters.  Such events typically increase the frequency and severity of commercial property claims.  Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period.  In addition, catastrophic events could harm the financial condition of issuers of obligations the Company holds in its investment portfolio, resulting in impairments to these investments, and the financial condition of the Company’s reinsurers, thereby increasing the probability of default on reinsurance recoveries.  Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid.

The Company’s business may be adversely affected by public health threats and epidemics, including the novel coronavirus (“COVID-19”) and any variants of COVID-19.

The Company is subject to risks associated with public health threats and epidemics, including the global health concerns related to the COVID-19 pandemic.  The COVID-19 pandemic and any preventative or protective actions that the Company, its clients, their respective suppliers, or governments may take in respect of COVID-19 may disrupt the Company’s business and the business of its clients.   Any resulting financial impact will depend on future developments which are highly uncertain and difficult to predict.  These developments include, but are not limited to, the duration and the spread of the outbreak (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, United States, and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal operating conditions can resume.  Any of these developments may materially affect the business, financial condition, and results of operations of the Company.  The Company in 2020 and 2021, through the date of the decision to put the insurance operations into runoff, experienced a decrease in new business submissions and renewals related to the pandemic in its Bars/Taverns market sector niche as a result of government regulations, such as shelter-in-place orders and in-door dining limitations, which adversely impacted the gross written premium for that niche.

Additionally, the continued pandemic has led to severe disruption and volatility in the global capital markets, which could increase the Company’s cost of capital, and adversely affect the Company’s ability to access the capital and debt markets, and adversely affect the value of the Company’s investment portfolio. It is possible that the continued spread of the coronavirus could cause an economic slowdown or recession (which could adversely affect the investment portfolio of the Company and increase delinquencies and defaults by its customers) or cause other unpredictable events, each of which could adversely affect the business, results of operations or financial condition of the Company.

The Company’s financial condition may be adversely affected if one or more parties that have significant contracts or relationships with the Company become insolvent, experience other financial difficulties, or default in the performance of obligations.

The Company’s business is dependent on the performance by third parties of their responsibilities under various contractual or services arrangements.  These include, for example, contracts for the acquisition of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to its operations), agreements with independent or outside claim adjusters, and arrangements for transferring certain risks (including reinsurance used in connection with certain insurance products and corporate insurance policies).  The Company is also dependent on its dealings with banks and other financial institutions.  If one or more of these parties were to default in the performance of their obligations or determine to abandon or terminate support for a system, product, or service that is significant to the Company’s business, it could suffer significant financial losses and operational interruptions or other problems, which could in turn adversely affect its financial performance, cash flows, or results of operations and cause damage to its brand and reputation.

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

The Company has not and does not manage its business to maximize short-term stock performance.  It also does not provide earnings estimates to the market and does not comment on earnings estimates by analysts.  As a result, its reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of its common shares.

In addition, due to the runoff of Crusader and the Company’s ongoing review of strategic alternatives, the Company’s operations will be focused on controlling expenses, managing claims, and attempting to preserve value for its stockholders, and the actions taken by the Company may exacerbate the volatility of the Company’s stock price.

The Company is controlled by a small number of stockholders who will be able to exert significant influence over matters requiring stockholder approval.

A small number of holders of the Company’s stock own a majority of the voting power of the Company. Accordingly, those holders have the ability to exert significant influence on the outcome of corporate actions, involving the Company requiring stockholder approval, including the election of directors, change of control transactions or any other significant corporate transactions. This concentration of ownership may conflict with the interests of the Company’s other stockholders.

Insurance laws make it difficult to effect a change of control of the Company or the sale of insurance subsidiary.

To acquire control of a U.S. insurance company or any holding company of a U.S. insurance company, prior written approval must be obtained from the Department of Insurance in the state where the insurer is domiciled.  The Department of Insurance of the state will consider a number of factors relating to the acquirer and the transaction prior to granting approval of the application to acquire control of the insurer or the holding company.  These laws and regulations may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of the Company or the sale by the Company of its insurance subsidiary, including transactions that some or all of the Company’s stockholders might consider to be desirable.

The Company does not expect to declare or pay dividends on its common shares in the future so any returns will be limited to the value of its stock.

The Company is experiencing significant liquidity issues and intends to conserve its available cash and does not expect to declare or pay any cash dividends for the foreseeable future.  Any return to stockholders will therefore be limited to appreciation in value of their stock, if any.

In addition, any determination to declare or pay future dividends to the Company’s stockholders will be at the discretion of the Company’s Board and will depend on a variety of factors, including (1) the Company’s financial condition, liquidity, results of operations (including its ability to generate cash flow in excess of expenses and its expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon the Company’s financial strength ratings and (6) any other factors that the Board deems relevant.

The trading market for the Company’s stock is relatively illiquid.

There has been relatively limited trading volume in the market for the Company’s common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for the Company’s common stock may adversely affect stockholders’ ability to sell their shares of common stock at the time they wish to sell them or at a price that they consider acceptable.

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

The Company’s financial condition and results of operations are dependent, in part, on tax policy implemented at the federal and/or state level. The Company’s results are also subject to federal and state tax rules applicable to dividends received from its subsidiaries. Additionally, changes in tax laws could have an adverse effect on deferred tax assets with an allowance against them included in the Company’s consolidated balance sheets and results of operations.  The Company cannot predict whether any tax legislation will be enacted in the near future or whether any such changes to existing federal or state tax law would have a material adverse effect on the Company's financial condition and results of operations.

The Company’s disclosure controls and procedures may not prevent or detect all acts of fraud.

The Company’s disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  The Company’s management believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions.  Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in general economic conditions may have an adverse effect on the Company’s revenues and profitability.

The Company’s financial condition and results of operations may be negatively impacted by national and local economic conditions, such as recessions, increased levels of unemployment, inflation, changes in interest rates and the disruption in the financial markets.  The Company is not able to predict the effect of these factors or their duration and severity.

The Company incurs significant costs as a result of operating as a public company, and its management is required to devote substantial time to related compliance initiatives.

As a public company, the Company incurs significant legal, accounting, and other expenses that it did not incur as a private company.  In addition, the Company is subject to the reporting requirements of the Exchange Act, which require, among other things, that it files with the SEC, annual, quarterly, and current reports with respect to its business and financial condition.  The Company is also subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which imposes significant compliance obligations upon it.

The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies.  Our efforts to comply with these laws, regulations and standards have increased the Company’s operating costs and may divert management’s time and attention from revenue‑generating activities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

On September 26, 2013, Crusader purchased land and a two-story building located at 26050 Mureau Road, Calabasas, California (the “Headquarters”).  The Company moved its home office to this location on October 9, 2015 and occupied the building through January 31, 2022.  On February 12, 2021, Crusader sold the Headquarters, the leasehold improvements and substantially all existing furniture, fixtures, and equipment to a third party for a sale price of $12,695,000 and leased back a portion of the Headquarters for continued use as the Company’s home office through January 31, 2022, at which time the Company moved to a smaller space in the same area.

Item 3.  Legal Proceedings.

The Company, by virtue of the nature of the business conducted by it, becomes involved in numerous legal proceedings in which it may be named as either plaintiff or defendant.  Incidental actions are sometimes brought by customers or others that relate to disputes concerning the issuance or non‑issuance of individual insurance policies or other matters.  In addition, the Company resorts to legal proceedings from time to time in order to enforce collection of premiums, commissions, or fees for the services rendered to customers or to their agents.  These routine items of litigation do not materially affect the Company’s operations and are handled on a routine basis through independent counsel.

In addition to routine legal proceedings, the Company is subject to two other proceedings that are not routine in nature.

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID- 19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader.  On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC is due to be filed by August 12, 2022.   The Company cannot predict the actions of the Court of Appeals.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company.  The action is entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Steven Shea ( The action alleges that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code (ii) failure to provide accurate itemized wage statements in violation of the California Labor Code (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code.  The action seeks general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees.   The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader.  Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader.  The Company cannot predict the eventual outcome of the Esparza litigation, whether there will be an ultimate resolution, or any eventual loss, fines or penalties related to the action.  It is the intent of the Company to vigorously defend the action brought against it by Mr. Esparza.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Global Market under the symbol “UNAM.”  As of May 31, 2022, the number of stockholders of record of the Company's common stock was 170.  That number does not include beneficial owners of the Company’s common stock held in the name of nominees.

There were no cash dividends declared or paid by the Company in the years ending December 31, 2021 and 2020. The Company considers its profitability, cash requirements, capital requirements, general business conditions and other factors prior to the declaration of cash dividends.

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for up to $5,000,000 of the currently outstanding shares of the Company’s common stock.  The 2020 Program was effective immediately and replaced the Company’s existing share repurchase program that was adopted by the Board on December 19, 2008 (the “2008 Program”) to acquire from time to time up to an aggregate of 500,000 shares of the Company’s common stock.  The purchases under the 2020 Program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock, and it may be amended, suspended or discontinued at any time.  During the years ended December 31, 2021, and 2020, the Company repurchased shares under the 2020 Program and 2008 Program in unsolicited transactions as follows:

	December 31	December 31
	2021	2020

2020 Program
Number of shares repurchased	22	857
Cost of shares repurchased
Allocated to retained earnings	$91	$4,071
Allocated to capital	10	422
Total cost of shares repurchased	$101	$4,493

2008 Program
Number of shares repurchased	-	978
Cost of shares repurchased
Allocated to retained earnings	-	$5,760
Allocated to capital	-	480
Total cost of shares repurchased	$-	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of December 31, 2021. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.  Effective January 2022, the Company suspended the 2020 Program and ceased any further repurchases of its shares from stockholders of the Company.

Item 6.  Reserved.

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

Overview

General

Unico American Corporation is an insurance holding company.  Unico’s insurance company subsidiary Crusader Insurance Company (“Crusader”) underwrote commercial property and casualty insurance.  The Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provided marketing and continues to provide various underwriting support services related to property, casualty, health and life insurance. The Company’s subsidiary American Acceptance Company (“AAC”) provided insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator”) provides membership association services.  The Company’s subsidiary U.S. Risk Managers, Inc. (“U.S. Risk”) provides claims adjustment services.  Unico American Corporation is referred to herein as the “Company” or “Unico” and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

This overview discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects, and risks.  It is not all inclusive and is meant to be read in conjunction with the entirety of the MD&A, the Company’s Consolidated financial statements and notes thereto, and all other items contained within this Annual Report on Form 10-K.

Total revenues for the year ended December 31, 2021, were $36,388,384 compared to $32,560,111 for the year ended December 31, 2020, an increase of $3,828,273. The increase in revenues was primarily due to an increase in policies written in the Transportation line of business. The Company’s net loss for the year ended December 31, 2021 was $5,673,251 compared to net loss of $21,491,113 for the year ended December 31, 2020, a decrease in net loss of $15,817,862. On February 12, 2021, the Company through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302, for $12,695,000, which netted $12,028,876. The Company recognized a gain of $3,693,858 on the sale in 2021. The large decrease in net loss from 2020 compared to 2021 was primarily due to the substantial increase in IBNR as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which generated much of the 2020 loss. The loss in 2021 is primarily attributable to the increases in legal fees, supervision fees, and severance payments and the payment of retention bonuses during 2021.

In connection with the Company’s previously announced review of strategic alternatives, during the quarter ended September 30, 2021, Unico took actions to cause Crusader to enter into runoff.  In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies.  Effective September 30, 2021, Crusader ceased writing any new insurance policies and no longer renewed policies subsequent to December 8, 2021.  Crusader has issued notices in accordance with the California Department of Insurance (“CA DOI”) rules and regulations of non-renewal for its existing in-force policies to terminate such policies at the expiration of the current policy periods.  Crusader continues to provide services to existing insurance policyholders and claimants during its runoff. Actions to wind down operations that support the writing of new insurance policies and the issuance of renewal insurance policies began immediately, and the servicing operations will be adjusted over time to support business requirements including the retention of the necessary staff.  In August 2021, Unico also discontinued its premium financing operations formerly conducted through its subsidiary AAC, which activity is reflected on the Statement of Operations under “Other insurance operations.”

Going Concern

Based on Unico's current cash and short‑term investments at December 31, 2021, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying consolidated financial statements.

Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future and as an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “ Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement.  The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations.  Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations.  There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic has had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets.  Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position.  These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader's benefit. Pursuant to the provisions of California Insurance Code Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader.  The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. The Company believes that as of September 30, 2021, the amount of such deficiency was $2,452,835. In January 2022 Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956, to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $275,901 as of March 31, 2022, and $432,900 as of May 31, 2022.

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

Independent Investigation

In October 2021, the Audit Committee of Unico’s Board of Directors retained independent outside counsel, who in turn engaged forensic accountants to work at their direction, to conduct an independent investigation and provide legal advice to the Audit Committee (the “Independent Investigation”), regarding the facts and circumstances relating to, and resulting in, the observed fiduciary funds deficiency.  As a result of the Independent Investigation, the Company has determined that, over a period of multiple years, (i) Unifax did not comply with the requirements of the California Insurance Code (“CIC”)  to hold premium trust funds in separate accounts or segregate such funds in accordance with the CIC; (ii) the funds in question were improperly transferred to an operating account of Unifax and were subsequently transferred to a Unico operating account; and (iii) the funds in question were utilized by Unico and its consolidated subsidiaries for general corporate purposes.  The Independent Investigation did not find any evidence that any of such funds had been stolen or used for non-corporate purposes.

Work Force Reduction

In connection with the runoff of Crusader, on October 7 and October 8, 2021, the Company informed thirteen employees of the Company’s determination to terminate their employment, effective as of October 8, 2021 (the “October 2021 Work Force Reduction”). Additionally, on December 16, 2021, and December 17, 2021, the Company informed an additional twelve employees of the Company's determination to terminate their employment, effective as of December 17, 2021 (the “December 2021 Work Force Reduction”). The terminated employees were primarily employed in the Company’s underwriting and marketing groups.  In connection with the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, the Company expects to incur total pre-tax costs of $968,139, consisting of severance payments under the Company’s existing policy. In addition, the Company has offered retention bonuses to certain of the Company’s employees that were not subject to the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, in connection with which, depending on employee participation, the Company expects to incur total pre-tax costs of $62,269.  The Company implemented another retention bonus plan to certain employees and expects to incur total pre-tax costs of $193,731 related to the plan, which will be recognized ratably over the last three quarters of 2022. The Company may incur additional costs in connection with the runoff of Crusader, including additional costs associated with workforce reductions.

In 2021, the Company paid $331,331 in severance payments and $0 in retention bonus payments. In 2022, the Company has paid $270,705 in severance payments and $284,810 in retention bonus payments.

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

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the first half of 2020, however, the investment portfolio recovered in value in subsequent quarters. The overall response to the pandemic contributed to the recent decline in investment yields, compared to previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

Crusader has received a number of coronavirus-related business interruption claims. With the exception of one claim for which investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest, and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes.  The legal theories advanced by plaintiffs vary by case; many complaints continue to be amended; several have been dismissed voluntarily and may be refiled; and others have been dismissed by trial courts. Some early decisions on motion filings have been appealed.

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412).  The opening brief of Anchors & Whales LLC is due to be filed by August 12, 2022.   The Company cannot predict the actions of the Court of Appeals.

While the coronavirus pandemic is also affecting the Company’s internal operations, the Company implemented a plan at the onset of the COVID-19 pandemic to help its operations continue effectively during the ongoing pandemic, including processes to limit the spread of COVID-19 among employees. For example, the Company modified its business practices in accordance with social distancing and safety guidelines, allowing many work-from-home arrangements, flexible work schedules, and restricted business travel. The Company’s employees are following the guidelines and approximately 75% are working from their homes.  The Company follows governmental safety guidelines in determining when to remove the coronavirus-related business restrictions and where and when to request the employees working from their homes return to their workplaces for a few days per week.  While the pandemic has created new challenges for the Company, the Company’s ability to maintain its operations, internal controls and relationships has not been adversely affected.

Termination of Reinsurance Arrangement

On August 31, 2021, Crusader and United Specialty Insurance Company (“USIC”), terminated the Quota Share Reinsurance Agreement (the “Reinsurance Agreement”), effective April 1, 2020, by and between Crusader and USIC. Pursuant to the Reinsurance Agreement, Crusader agreed to reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax, for property, general liability, commercial multiple peril (“CMP”), liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader’s obligations under the Reinsurance Agreement continue after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

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

On August 31, 2021, as a result of the termination of the Broker Agreement, the Claims Administration Agreement (the “Claims Administration Agreement”), effective April 1, 2020, by and between U.S. Risk and USIC, automatically terminated. Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the Reinsurance Agreement. Upon termination of the Claims Administration Agreement, U.S. Risk is obligated (unless revoked by USIC) to continue to manage claims during the runoff of the business reinsured.

The parties agreed to mutually terminate the Reinsurance Agreement. There were no early termination penalties incurred as a result of the termination. The Reinsurance Agreement provides for a minimum ceding fee, and, upon termination of the Reinsurance Agreement, the minimum ceding fee was pro-rated to the date of termination unless there were policies issued after the termination of the Reinsurance Agreement. In such case, the minimum ceding fee will continue past the termination of the Reinsurance Agreement until such time as no further policies are issued. USIC waived any additional ceding fees payable under the Reinsurance Agreement under the agreement to terminate that agreement.

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware, the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC was permitted to request additional security for the unearned premium and loss reserves in the event (i) the A.M. Best rating of Crusader is at any time reduced; or (ii) the A.M. Best rating of Crusader is at any time removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10% or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of December 31, 2021, six securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively. The estimated aggregate fair value and amortized cost of these securities was $7,944,916 and $7,836,756, on March 31, 2022, respectively. As of April 30, 2022, the estimated market value decreased to $7,663,701. Such market values are used in the trust fund calculation by USIC. The increase in the security request is a result of a decline in the market value of the securities and an increase in the collateral from 150% to 325% because of Crusader’s loss of the AM Best rating and the decline in policyholder surplus. If Crusader fails to provide the additional security requested by USIC, USIC may draw down the full amount of the funds in the reinsurance trust agreement. Crusader is reviewing the request of USIC and believes that the asserted loss reserves used in their calculation may be incorrect. Any increase to the reinsurance trust agreement by Crusader will require the consent of the Special Examiner. Any drawdown of the reinsurance trust agreement by USIC may have a materially adverse effect on the financial condition of Unico. As of December 31, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $824,500 and $787,653 on December 31, 2020, respectively.

IT System Upgrade

In 2018 the Company determined it needed to upgrade or replace its legacy IT system, which it opted to upgrade because the cost was substantially less. The upgrade was completed in first quarter of 2021 at a cost of approximately $1,500,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. The Company started depreciating the associated capitalized costs, including the costs of Unico’s employees involved in the upgrade, during the second quarter of 2021.

Revenue and Income Generation

The Company historically received its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation.  However, in light of the runoff of Crusader, and the cessation of the premium finance operations provided by AAC, the Company’s revenues from these sources have and will continue to decline significantly in the future. The insurance company operation revenues generated approximately 95.2% of consolidated revenues for the fiscal year ended December 31, 2021, compared to 93.6% of consolidated revenues for the fiscal year ended December 31, 2020.  None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of December 31, 2021, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.  From 2004 until June 2014, all of Crusader’s business was written in the state of California. Crusader’s business remains concentrated in California (100% and 99.9% of gross written premium, which represents written premium before cession to reinsurers, in the years ended 2021 and 2020, respectively).  During the years ended December 31, 2021 and 2020, 99.7% and 99.6% of Crusader’s business was CMP policies, respectively.

Crusader’s total gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties), as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Year ended December 31
	2021	2020

California	$36,266,636	$36,618,013
Arizona	-	24,817
Total gross written premium	$36,266,636	$36,642,830

Crusader previously focused its business in three underwriting businesses: (1) Transportation, (2) Mainstreet, and (3) Buildings.  The Company reorganized its underwriting businesses for proper staffing and business focus during the first quarter of 2021.  The former Food, Beverage and Entertainment and Garage and Mercantile businesses became Mainstreet, and the former Apartments & Commercial Buildings business was renamed Buildings.  The Company’s Board of Directors decided to put Crusader into run off in September 2021 and now Crusader's business is in runoff.

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

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Year ended December 31
	2021	2020

Direct written premium	$32,871,625	$36,338,800
Assumed written premium	3,395,010	304,030
Less: written premium ceded to reinsurers	(11,551,580)	(8,078,748)
Net written premium	24,715,055	28,564,082
Change in direct unearned premium	5,407,105	(230,570)
Change in assumed unearned premium	(1,550,080)	(147,391)
Change in ceded unearned premium	(142,175)	(17,953)
Net earned premium	$28,429,905	$28,168,168

The Company’s insurance operational underwriting profitability is defined by pre-tax underwriting gain or loss which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting loss before income taxes is as follows

	Year ended December 31
	2021	2020	Change

Net written premium	$24,715,055	$28,564,082	$(3,849,027)
Change in net unearned premium	3,714,850	(395,914)	4,110,764
Net earned premium	28,429,905	28,168,168	261,737
Less:
Losses and loss adjustment expenses	25,972,840	34,642,920	(8,670,080)
Policy acquisition costs	5,442,645	4,898,807	543,838
Total underwriting expenses	31,415,485	39,541,727	(8,126,242)
Underwriting loss before income taxes	$(2,985,580)	$(11,373,559)	$8,387,979

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

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s loss before taxes:

	Year ended December 31
	2021	2020

Underwriting loss before income taxes	$(2,985,580)	$(11,373,559)
Insurance company operation revenues:
Net investment income	1,932,993	1,988,243
Net realized investment gains (losses)	259,912	97,771
Net realized investment gains (losses) on real estate	3,693,858	-
Net unrealized investment gains on equity securities	400,862	198,266
Other income	(83,043)	32,713
Other insurance operations revenues:
Gross commissions and fees	1,601,427	1,827,263
Finance charges and fees earned	151,920	240,589
Other income	550	7,098
Less expenses:
Salaries and employee benefits	3,850,568	6,364,170
Commissions to agents/brokers	80,586	95,315
Other operating expenses	6,256,079	4,502,414
Loss before taxes	$(5,214,334)	$(17,943,515)

Unearned premiums represent premium applicable to the unexpired terms of policies in force.  The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required.  The Company recognized an allowance against its deferred acquisition costs of $1,409,654 and $0 for the years ended December 31, 2021 and 2020, respectively.

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

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Year ended December 31
	2021	2020

Loss ratio (1)	91%	123%
Expense ratio (2)	41%	38%
Combined ratio (3)	132%	161%

(1)	Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.
(2)

Expense ratio is defined as a sum of policy acquisition costs and portions of indirect salaries and employee benefits and other operating expenses allocation to the insurance company operations, reduced by allocation of gross commissions and fees and other income, divided by net earned premium. The calculation of this expense ratio is different from the one used for computing the statutory accounting basis expense ratio.

(3)	Combined ratio is defined as a sum of loss ratio and expense ratio. The combined ratio is different from the statutory accounting basis combined ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Year ended December 31
	2021	2020	Change
Losses and loss adjustment expenses

Provision for insured events of current year	$26,097,435	$26,683,872	$(586,437)
Development of insured events of prior years	(124,595)	7,959,048	(8,083,643)

Total losses and loss adjustment expenses	$25,972,840	$34,642,920	$(8,670,080)

On September 24, 2021, A.M. Best Company (“A.M. Best”) downgraded Crusader's Financial Strength Rating (“FRB”) to “C++” (Marginal) from “B” (Fair) and its Long-Term Issuer Credit Rating (“Long-Term ICR”) to “b” (Marginal) from “bb+” (Fair). A.M. Best also downgraded Unico's Long-Term ICR to “ccc-” (Weak) from “b” (Marginal). In addition, A.M. Best maintained the “under review with negative implications” status for these Credit Ratings. On September 24, 2021, A.M. Best’s ratings reflected concerns regarding Crusader’s balance sheet strength, which A.M. Best assessed as weak, as well as its weak operating performance, limited business profile and marginal enterprise risk management.  A.M. Best stated that, while Crusader maintains sufficient liquidity, and its risk-adjusted capital levels remain at the strongest level, as measured by A.M. Best’s Capital Adequacy Ratio, the downgrades reflect the lowered assessment of the balance sheet strength given the enterprise’s diminished financial flexibility and the constraints imposed on Crusader by the CA DOI under the Supervision Agreement.  The A.M Best rating was withdrawn by the Company on September 24, 2021.

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

Revenues from Other Insurance Operations

The Company’s revenues from “Other insurance operations” consist of commissions, fees, investment, and other income.  Excluding investment and other income, these operations accounted for approximately 5% and 6% of total revenues for the years ended December 31, 2021 and 2020, respectively.

Investments

The Company generated revenues from its total invested assets of $76,205,181 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) and $83,617,720 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) as of December 31, 2021 and 2020, respectively.

Net investment income (net of investment expenses) decreased $55,250 (-3%) for the year ended December 31, 2021, as compared to the year ended December 31, 2020.  This decrease in net investment income was due primarily to a  decrease in average invested assets and  increases in interest rates impacting the Company’s portfolio.  Average invested assets are expected to continue to decrease in future periods because Crusader is in runoff and will be using the investments to satisfy future claims.

Due to the current interest rate environment, the current target effective duration for the Company’s investment portfolio is between 2.0 and 4.0 years.  As of December 31, 2021, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, equity securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, and short-term investments.  All of the Company’s investments, except for the certificates of deposit, are readily marketable.  As of December 31, 2021, the weighted average maturity of the Company’s investments was approximately 6.7 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.4 years.

Liquidity and Capital Resources

The Company prepared the accompanying consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico generally received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Supervision Agreement, Crusader’s decreased policyholder surplus caused by additional underwriting losses during 2021, and the need to preserve policyholder surplus at Crusader. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide significant financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs.  If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

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

On December 31, 2021 and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended.  The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended.  On March 24, 2021  Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event.  The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted.  On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”).  No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021 a second Company Action Event occurred. At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”).  As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022.  On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information is to be submitted by July 24, 2022. The CA DOI may accept Crusader’s 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event,  or it may request that a revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. After the Plans are submitted, the CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader.  Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues.

Another liquidity risk faced by the Company is adverse development of Crusader’s loss and loss adjustment expense reserves.  Based on the Company’s current loss and loss expense reserves and expected current and future payments, the Company believes that Crusader’s loss and loss adjustment expense reserves are adequate to address anticipated claims.  However, no assurance can be given that the Company’s estimate of ultimate loss and loss adjustment expense reserves will be sufficient.

Crusader has a significant amount of cash, restricted cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments. Cash, restricted cash, and investments (at amortized cost) of the Company at December 31, 2021, were $91,831,832 compared to $87,575,700 at December 31, 2020.  Crusader's cash, restricted cash, and investments were 99% and 98% of the total cash, restricted cash, and investments (at amortized cost) held by the Company as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, all the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, equity securities and short-term investments. All the Company’s investments except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Fixed maturities:
U.S. Treasury securities	$6,278,764	$6,309,805	$10,596,808	$10,832,181
Corporate securities	44,370,193	45,249,973	44,159,926	46,451,905
Agency mortgage-backed securities	20,569,448	20,853,627	25,314,546	26,125,608
Certificates of deposit	300,000	300,000	798,000	798,000
Total fixed maturity investments	71,518,405	72,713,405	80,869,280	84,207,694
Equity securities	3,532,026	4,131,153	2,548,440	2,746,706
Short-term investments	1,154,750	1,154,750	200,000	200,000
Total investments	$76,205,181	$77,999,308	$83,617,720	$87,154,400

The short-term investments include U.S. Treasury bills and certificates of deposit that are all highly rated and have initial maturities between three and twelve months. Amortized costs of the short-term investments approximate their fair values.

The Company is required to classify its debt securities into one of three categories: held‑to‑maturity, available‑for‑sale, or trading securities.  Although part of the Company's investments in fixed maturity securities is classified as available‑for‑sale and, while the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity, its investment guidelines place primary emphasis on buying and holding high‑quality investments to maturity.  Historically, the Company’s investment guidelines placed primary emphasis on buying and holding high-quality investments to maturity.  It is expected the Company will sell securities to support its operations.

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

An independent investment advisor manages Crusader’s investments. The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company.  Through July 31, 2021, the investments were held by Crusader’s previous custodian, Union Bank Global Custody Services (“Union Bank”).  Effective August 2, 2021, the investments were held by Crusader’s current custodian, U.S. Bank, Institutional Trust and Custody (“U.S. Bank”), as a result of the sale of the custodial business by Union Bank to U.S. Bank.

As of December 31, 2021, six securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC.  The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively. As of December 31, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $824,500 and $787,653 on December 31, 2020, respectively.

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

	December 31	December 31
	2021	2020

2020 Program
Number of shares repurchased	22	857
Cost of shares repurchased
Allocated to retained earnings	$91	$4,071
Allocated to capital	10	422
Total cost of shares repurchased	$101	$4,493

2008 Program
Number of shares repurchased	-	978
Cost of shares repurchased
Allocated to retained earnings	-	$5,760
Allocated to capital	-	480
Total cost of shares repurchased	$-	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of December 31, 2021.  The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.  Effective January 2022, the Company suspended the 2020 Program and ceased any further repurchases of its shares from stockholders of the Company.

The Company reported $7,510,147 net cash used by operating activities for the year ended December 31, 2021, compared to $2,436,399 net cash used by operating activities for the year ended December 31, 2020.  Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables.  The variability of the Company’s loss and loss adjustment expenses is due primarily to its small population of claims, which may result in greater fluctuations in claim frequency and/or severity.

Crusader's statutory capital and surplus as of December 31, 2021, was $22,494,454, a decrease of $4,399,061 (-16%) from December 31, 2020 surplus of $26,893,515. The decrease is a result of Crusader being put into runoff and the cessation of writing new policies in August 2021 and renewal policies on December 8, 2021.

On each of September 14, 2020, and May 20, 2020, Crusader paid cash dividends of $2,000,000 to Unico, its parent and sole shareholder.  These two dividends totaling $4,000,000 were used primarily for general corporate purposes.  The Supervision Agreement requires the CA DOI approval of all dividends effective September 7, 2021.  No dividends were paid by Crusader to Unico in 2021 as a result of the Supervision Agreement and other action by the CA DOI. The CA DOI advised Crusader that no dividends may be paid by Crusader through December 31, 2025.

During the years ended December 31, 2021 and 2020, no cash dividends were declared or issued by the Company to its stockholders.  Declaration of future cash dividends, if any, will be subject to the Company’s profitability, cash requirements, capital requirements, and general business conditions, among other factors.  Because of the inability of Crusader to pay dividends to the Company for the foreseeable future, it is highly unlikely that the Company can declare and pay dividends to its stockholders for the foreseeable future.

As a California insurance company, Crusader is obligated to pay a premium tax on gross written premium in all states where Crusader is admitted.  Premium taxes are deferred and amortized as the related premium is earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

Results of Operations

General

All comparisons made in this discussion compare the year ended December 31, 2021 to the year ended December 31, 2020.  Because Crusader has been placed into runoff, some of the financial metrics will not be comparable now or in the future.

Total revenues for the year ended December 31, 2021, were $36,388,384, an increase of $3,828,273 (11.8%), compared to total revenues of $32,560,111 for the year ended December 31, 2020.  For the year ended December 31, 2021, the Company had a loss before taxes of $5,214,334 compared to loss before taxes of $17,943,515 for the year ended December 31, 2020.  For the year ended December 31, 2021, the Company had a net loss of $5,673,251 compared to net loss of $21,491,113 for the year ended December 31, 2020.  As a result of the runoff of Crusader, revenues and losses in future periods will not be comparable to past periods because Crusader ceased writing new policies in September 2021 and ceased renewing policies in December 2021.

The increase in total revenues for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to an increase in policies written in the Transportation Business which resulted in a net earned premium increase of $261,737 (1%).

The decreases in loss before tax and net loss for the year ended December 31, 2021 as compared to the year ended December 31, 2020 were due primarily to a decrease in loss and loss adjustment expense of $8,670,080 and a decrease in salaries and employee benefits (net amount charged to operating expenses) of $2,513,602 and the realized gain of $3,693,858 on the sale of the Calabasas building, partially offset by increases in other operating expenses of $1,753,665.

During the twelve months ended December 31, 2020 the Company reevaluated certain assumptions used in its process for estimating loss and loss adjustment reserves due to its loss experience in Crusader’s Apartments & Commercial Buildings and Transportation Business as well as changes in market conditions.  This reevaluation resulted in a $9,399,547 increase in Crusader’s IBNR reserves, net of reinsurance, which was a primary contributor to the losses and loss adjustment expenses of $34,642,920 recognized for the twelve months ended December 31, 2020.  The absence of such a revaluation during 2021 was a primary contributor to the decrease in losses and loss adjustment expenses for the twelve months ended December 31, 2021.

The decrease in salaries and employee benefits (net amount charged to operating expenses) during the twelve months ended December 31, 2021, of $2,513,602 from $6,364,170 to $3,850,568 was due primarily to savings in salaries and reductions in compensated absences resulting from workforce reductions.  These workforce reductions were to align staffing with the reduction in premium revenue associated with operations being in runoff.

The increase in other operating expenses of $1,753,665 during the twelve months ended December 31, 2021, was due primarily to increases in attorney fees, paid rent associated with the lease back of a portion of the previously sold Calabasas building, and increased fees for accounting services.

The decrease in income tax expense of $3,088,681 during the twelve months ended December 31, 2021, was due primarily to an increase in the valuation allowance related to deferred tax assets on federal net operating losses.

The effect of inflation on the Company for the year ended December 31, 2021 was significant. As our Company’s portfolio securities are primarily comprised of fixed income instruments, the fair value of these fixed income instruments will typically decrease in an inflationary environment as yields increase. Also, employee salary and employee benefits expense increases tend to be higher than normal in inflationary times.

Revenues

Crusader Premium

Crusader’s primary lines of business are CMP policies. These policies represented approximately 99.7% and 99.6% of Crusader’s total written premium for the years ended December 31, 2021, and 2020, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements decreased $376,194 (-1%) to $36,266,636 for the year ended December 31, 2021, compared to $36,642,830 for the year ended December 31, 2020.

As a result of the runoff of Crusader, Crusader will not generate significant levels of written premium in the future.  Crusader was obligated by regulatory requirements to offer renewal policies to those policyholders who could not be issued non-renewal notices immediately after the commencement of the runoff of Crusader in September 2021 for, policies with policy renewal dates of 60 days or less from the date Crusader went into runoff.  Accordingly, Crusader ceased generating any renewal premium in December 2021.

Written premium

Written premium is a non-GAAP financial measure that is defined, under SAP, as the contractually determined amount charged by the insurance company to the policyholder for the effective period of the contract based on the expectation of risk, policy benefits, and expenses associated with the coverage provided by the terms of the policies.  Written premium is a required statutory reporting measure.  Written premium is defined under GAAP in Accounting Standards Codification Topic 405, “Liabilities,” as “premiums on all policies an entity has issued in a period.”  Earned premium, the most directly comparable GAAP measure to written premium, represents the portion of written premium that is recognized as income in the financial statements for the period presented and earned on a pro-rata basis over the terms of the policies.  Written premium is intended to reflect production levels and is meant as supplemental information and not intended to replace earned premium.  Such information should be read in connection with the Company’s GAAP financial results.

Gross earned premium

Gross earned premium increased $3,858,792 (11%) to $40,123,661 for the year ended December 31, 2021, compared to $36,264,869 for the year ended December 31, 2020.  Historically and prior to Crusader being placed into runoff, all policies were written on an annual basis.  Earned premium represents a portion of written premium that is recognized as income in the financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year.  This increase was the result of a successful marketing campaign during early 2021. As a result of the runoff of Crusader, the gross earned premium will gradually decrease over time.  Crusader does not expect any gross earned premium in 2023.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) increased $3,597,055 (44%) to $11,693,756 for the year ended December 31, 2021, compared to $8,096,701 for the year ended December 31, 2020.  Ceded earned premium as a percentage of gross earned premium was 29% for the year ended December 31, 2021, and 22% for the year ended December 31, 2020.  The increase in the ceded earned premium as a percentage of gross earned premium for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to the hardening reinsurance market and the Company’s recent underwriting performance.

Ceded earned premium is based on gross earned premium.  As a result of the runoff of Crusader, the ceded earned premium will gradually decrease over time.  Crusader does not expect any ceded earned premium in 2023.

Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2021 and 2020, are with Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE, both A+ rated. In calendar years 2021 and 2020, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its clash layer (reinsured losses between $4,000,000 and $8,000,000).  Crusader’s retention on losses is $500,000 under these contracts.

Crusader also has catastrophe (“CAT”) reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies.  These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures.  In calendar years 2021 and 2020, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).  Crusader’s retention on losses is $1,000,000 under these contracts.  In 2022 the catastrophe excess of loss reinsurance treaties was reduced to $16,000,000 with 0% participation and a $1,000,000 retention. Also, Crusader has not had a single CAT claim since 1992.

Crusader also has facultative reinsurance treaties from a highly rated California authorized reinsurance company.  Unlike the excess of loss treaties which cover all risks underwritten by Crusader, the facultative reinsurance treaties cover specific risks for properties with total insured values in excess of $4,000,000, (the property coverage limit of the excess of loss treaties).  In calendar year 2020 and during the first five months of 2021, the facultative reinsurance treaties provided coverage for reinsured losses between $4,000,000 and $8,000,000.  From June 2021, the facultative reinsurance treaties had two sections which provide coverage for reinsured losses between $4,000,000 and $9,000,000 (Section A) and $4,000,000 and $15,000,000 (Section B) depending on location of the insured risk

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2021, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Year ended December 31
	2021	2020

Direct earned premium	$38,278,730	$36,108,230
Assumed earned premium	1,844,931	156,639
Ceded earned premium	(11,693,756)	(8,096,701)
Net earned premium	$28,429,905	$28,168,168

Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	29%	22%

Net Investment Income, Net Realized Investment Gains and Losses, and Net Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Gains on Equity Securities

Net investment income decreased $55,250 (-3%) to $1,932,993 for the year ended December 31, 2021, compared to $1,988,243 for the year ended December 31, 2020.  This decrease in net investment income was due primarily to a decrease in average invested assets, specifically sales of U.S. Treasury Bonds. The Company had net realized investment gains of $259,912 and net unrealized investment gains on equity securities of $400,862, for the year ended December 31, 2021, compared to net realized investment gains of $97,771 and net unrealized investment gains on equity securities of $198,266 for the year ended December 31, 2020.

Average yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses, and net unrealized investment losses on equity securities are as follows:

	Year ended December 31
	2021	2020

Average invested assets (1) – at amortized cost	$79,911,450	$84,307,473

Net investment income from:
Invested assets (2)	$1,932,538	$1,984,548
Cash equivalents	455	3,695
Total investment income	$1,932,993	$1,988,243

Average yield on average invested assets (3)	2.4%	2.4%

(1)	The average is based on the beginning and ending balances of the amortized cost of the invested assets for each respective year.
(2)	Investment income from insurance company operations included $80,887 of investment expense for the year ended December 31, 2021, compared to $133,679 for the year ended December 31, 2020.
(3)	Annualized yield on average invested assets did not include the investment income from cash equivalents.

As a result of Crusader entering into runoff, Crusader will need to liquidate some of its investment holdings to support its operations.  Accordingly, the size of Crusader’s investment portfolio and investment income are expected to decrease.

The amortized cost, estimated fair value (adjusted for YTD unrealized gains and losses) and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at December 31, 2021	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$15,758,755	$15,875,423	2.21%
Due after one year through five years	19,349,200	19,681,599	1.80%
Due after five years through ten years	19,335,034	19,832,093	2.39%
Due after ten years and beyond	17,075,416	17,324,290	2.35%
Total	$71,518,405	$72,713,405	2.18%

Maturities by Year at December 31, 2020	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,476,051	19,806,444	2.51%
Due after ten years and beyond	21,238,117	21,971,324	2.63%
Total	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s investments was approximately 6.7 years as of December 31, 2021 and 8.0 years as of December 31, 2020.

As of December 31, 2021, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, equity securities and short-term investments.  The investments in the certificates of deposit are classified as held-to-maturity investments, and all other fixed maturity investments are classified as available-for-sale.  All of the Company’s investments, except for the certificates of deposit, are readily marketable.  The following table sets forth the composition of the investment portfolio of the Company at the dates indicated:

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
Type of Security	Cost	Value	Cost	Value

Available-for-sale fixed maturity investments:
U.S. Treasury securities	$6,278,764	$6,309,805	$10,596,808	$10,832,181
Corporate securities	44,370,193	45,249,973	44,159,926	46,451,905
Agency mortgage-backed securities	20,569,448	20,853,627	25,314,546	26,125,608
Held-to-maturity fixed maturity investments:
Certificates of deposit	300,000	300,000	798,000	798,000
Total fixed maturity investments	71,518,405	72,713,405	80,869,280	84,207,694
Equity securities	3,532,026	4,131,153	2,548,440	2,746,706
Short-term investments:
Short-term bonds	954,750	954,750	-	-
Certificates of deposit	200,000	200,000	200,000	200,000
Short-term investments	1,154,750	1,154,750	200,000	200,000
Total investments	$76,205,181	$77,999,308	$83,617,720	$87,154,400

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2021
U.S. Treasury securities	$481,875	$(15,785)	1	$476,016	$(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
U.S. Treasury securities	$-	$-	-	$-	$-	-
Corporate securities	2,101,986	(55,847)	2	-	-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

While the fair value of Company’s investment portfolio at December 31, 2021 has recovered from the declines recorded in first half of 2020 the effects of increasing inflation and higher market interest rates could result in increased volatility in our fixed income and equity portfolios.

The Company closely monitors its investments.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition, and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments.  During the year ended December 31, 2021, two fixed maturity corporate securities experienced a decline in market value; the market and book value of those securities at December 31, 2021, was $2,422,354 and $2,522,241, respectively.  The unrealized losses on all securities as of December 31, 2021, and December 31, 2020, were determined to be temporary.

The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	December 31	December 31
	2021	2020

Fixed maturities securities sold
Number of securities sold	3	15
Amortized cost of sold securities	$2,194,103	$5,529,470
Realized gains on sales	$710	$52,053

Fixed maturities securities called
Number of securities called	10	4
Amortized cost of called securities	$7,167,178	$2,449,503
Realized (losses) gains on calls	$(17,758)	$497

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other Income

Other income included in insurance company operation and other insurance operations decreased $122,304 (-307%) to -$82,493 for year ended December 31, 2021, compared to $39,811 for the year ended December 31, 2020.  The decrease in other income during the year ended December 31, 2021, is due primarily to decreases in policy fee income and rental income.

Gross commissions and fees

Gross commissions and fees decreased $225,836 (-12%) to $1,601,427 for the year ended December 31, 2021, compared to gross commissions and fees of $1,827,263 for the year ended December 31, 2020.

The comparison of gross commission and fees for the year ended December 31, 2021 to the year ended December 31, 2020, is as follows:

	Year ended December 31
	2021	2020	Change

Brokerage fee income	$820,558	$1,006,505	$(185,947)
Health insurance program	732,852	727,515	5,337
Membership and fee income	48,017	93,243	(45,226)
Gross commissions and fees	$1,601,427	$1,827,263	$(225,836)

Unifax used to sell and continues to service insurance policies for Crusader and did the same for USIC, until its contract with USIC ended on August 31, 2021.  For these brokerage services, Unifax received commissions from insurance companies and fees from policyholders.  The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the consolidated financial statements.  Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies.  For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy.  The unearned portion of the brokerage fees is recorded as a liability on the Consolidated Balance Sheets under “Accrued expenses and other liabilities.”  The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the consolidated financial statements.  Brokerage fee income for the year ended December 31, 2021, decreased $185,947 (-19%) as compared to the year ended December 31, 2020. This decrease in brokerage fee income in 2021 compared to 2020 was primarily the result of a 2,125 (-39%) decrease in the number of policies issued of 3,276 during 2021 compared to 5,401 policies issued during 2020. As a result of the runoff of Crusader, the brokerage fee income will gradually decrease over time.  The Company does not expect any brokerage fee income in 2023.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups.  For these services, AIB receives commissions based on the premium that it writes.  Commission income for the year ended December 31, 2021, increased $5,337 (1%) compared to the year ended December 31, 2020. The increase in commission income is primarily a result of an increase in a few individual policies.

In 2021, approximately 26% and 58% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively. In 2020, approximately 30% and 56% of the commission income from health insurance sales was from Guardian Life Insurance Company of America dental and group life plan programs and the Blue Shield Care Trust health and life insurance programs, respectively.

AAQHC is a third party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association.  For these services, AAQHC receives membership and fee income from its members.  Membership and fee income for the year ended December 31, 2021, decreased $45,226 (-49%) compared to the year ended December 31, 2020.  The decrease is a result of a decrease in administration fees from the loss of a large group.

Finance charges and fees earned

Effective August 8, 2021, the Company decided to discontinue loan issuance through AAC.  Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees.  These charges and fees earned by AAC decreased $88,669 (-37%) to $151,920 for the year ended December 31, 2021, compared to $240,589 for the year ended December 31, 2020, due primarily to the decision in August 2021 to discontinue AAC’s premium operations.  During the year ended December 31, 2021, AAC issued 539 loans and had 360 loans outstanding as of December 31, 2021.  During the year ended December 31, 2020, AAC issued 1,111 loans and had 821 loans outstanding as of December 31, 2020. The average premium financed by AAC was $8,192 and $6,477in 2021 and 2020, respectively.  During 2021, 66% of all Unifax generated policies were financed and 25% of those policies were financed by AAC.  During 2020, 48% of all Unifax generated policies were financed and 43% of those policies were financed by AAC. AAC provided premium financing only for Crusader and USIC policies produced by Unifax in California.  The number of loans issued decreased by 572 (-51%) during 2021 when compared to 2020 as a result of the decision to stop offering financing. The Company will continue servicing existing loans through their expiration in June 2022.

Losses and Loss Adjustment Expenses

Crusader’s emerging loss ratios for each accident year are reviewed in detail at the end of each quarter as part of the reserve review process.  Losses and loss adjustment expenses for the calendar years ended December 31, 2021, and 2020 were $25,972,840 and $34,642,920, respectively.  Loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 92% for the year ended December 31, 2021, compared to 123% for the year ended December 31, 2020.

Losses and loss adjustment expenses and loss ratios are as follows:

	Year ended December 31
	2021	2021 Loss Ratio	2020	2020 Loss Ratio	Change

Net earned premium	$28,429,905		$28,168,168		$261,737

Losses and loss adjustment expenses:
Provision for insured events of current year	26,097,435	91%	26,683,872	95%	(586,437)
Development of insured events of prior years	(124,595)	-%	7,959,048	28%	(8,083,643)
Total losses and loss adjustment expenses	$25,972,840	91%	$34,642,920	123%	$(8,670,080)

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

The difficulty in estimating the loss and loss adjustment expense reserves contributed to favorable development of insured events of prior years in the amount of $124,595 which Crusader experienced in 2021. Loss and loss adjustment expenses decreased by $8,670,080 from $34,642,920 recognized for the twelve months ended December 31, 2020, to $25,972,840 recognized for the twelve months ended December 31, 2021.  Crusader sets loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related loss adjustment expenses incurred as of that date for both reported and unreported losses. The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors. Crusader claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Crusader operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

The $124,595 favorable development in 2021 for insured events of prior years for the year ended December 31, 2021, was an improvement. There is an $8,083,643 difference compared to the $7,959,048 adverse development of insured events of prior year for the year ended December 31, 2020, due primarily to increases during the year ended December 31, 2020, in 2018 and 2019 accident year IBNR reserves associated with the Apartments & Commercial Buildings and Transportation Business.  The 2020 increases in IBNR were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

Crusader has received a number of COVID-19 related business interruption claims. With the exception of one claim for which the investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to COVID-19. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest, and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

Crusader has received seven claims related to civil unrest through March 6, 2022. One claim remains open for potential subrogation. The losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention

The following table breaks out adverse (favorable) development of insured events of prior years by accident year is as follows:

	Year ended December 31
	2021		2020
Accident Year	Adverse (Favorable) Development	% Of Total	Adverse (Favorable) Development	% Of Total

Prior to 2012	$(14,558)	12%	(6,000)	-
2012	30,545	(25%)	(27,901)	-
2013	52,781	(42%)	(56,367)	(1)%
2014	(82,656)	66%	149,181	2%
2015	879,441	(706%)	1,559,422	20%
2016	742,832	(596%)	663,546	8%
2017	1,093,186	(877%)	1,201,175	15%
2018	(1,419,426)	1,139%	2,539,483	32%
2019	(408,601)	328%	1,872,313	24%
2020	(998,139)	801%	-	-
Total prior accident years	$(124,595)	100%	$7,894,852	100%

At the end of each fiscal quarter, Crusader’s loss and loss adjustment expense reserves for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer, and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs.  An actuarial central estimate of the ultimate claims’ costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings Business and growth in Crusader’s Transportation Business, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves during the year ended December 31, 2020.  This reevaluation and the use of updated assumptions led to higher estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the quarterly reevaluation of the loss and loss adjustment expense reserves as of December 31, 2020. The increase in the ultimate incurred losses and loss adjustment expenses manifested primarily through higher IBNR reserves for 2018, 2019, and 2020 accident year claims pertaining to Apartments & Commercial Buildings and Transportation liability coverages.

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

The preparation of the Company’s consolidated financial statements requires that Management make an estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses.  Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Crusader’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer such as Crusader.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  Management draws on its collective experience to judgmentally determine its best estimate.  In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims’ liability.  The statistics reviewed for each accident year include loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

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

Crusader’s loss and loss adjustment expense reserves are as follows:

	Year ended December 31
	2021	2020

Gross reserves:
Case reserves	$29,293,117	$26,363,695
IBNR reserves	53,199,557	48,529,814
Total gross reserves	$82,492,674	$74,893,509

Reserves net of reinsurance:
Case reserves	$23,057,464	$21,027,703
IBNR reserves	32,319,167	31,612,164
Total net reserves	$55,376,631	$52,639,867

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2021		2020

CMP	$81,303,803	98.5%	$73,545,182	98.2%
Other liability	1,122,823	1.4%	1,283,174	1.7%
Other	66,048	0.1%	65,153	0.1%
Total	$82,492,674	100.0%	$74,893,509	100.0%

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

The following table is a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Year ended December 31
	2021	2020

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$52,639,867	$40,340,625

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	26,097,435	26,683,872
Provision for insured events of prior years	(124,595)	7,959,048
Total incurred losses and loss adjustment expenses	25,972,840	34,642,920

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	8,007,546	8,285,021
Losses and loss adjustment expenses attributable to insured events of prior years	15,228,530	14,058,657
Total payments	23,236,076	22,343,678

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	55,376,631	52,639,867
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	27,116,043	22,253,642
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$82,492,674	$74,893,509

Since underwriting profit is a significant part of income, a small percentage change in reserve estimates may result in a substantial effect on future reported earnings.  Such changes might result from a variety of factors, including claims costs emerging in a different pattern than the average historical development patterns.

If future development ultimately differs by five percent from Crusader’s 2021 net reserve, $2,768,832 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.  If future development ultimately differs by ten percent from Crusader’s 2021 net reserve, $5,537,663 would be reflected in future periods as an increase or decrease in the development of insured events of prior years and would be recognized in the Company’s Consolidated Statements of Operations in future periods.

Policy Acquisition Costs

Policy acquisition costs increased $543,838 (11%) to $5,442,645 for the year ended December 31, 2021, compared to $4,898,807 for the year ended December 31, 2020.  Policy acquisition costs consist of commissions, premium taxes, inspection fees, and certain other underwriting costs that are directly related to and vary with the successful production of Crusader insurance policies.  These costs include both Crusader expenses and the allocated expenses of other Unico subsidiaries.  Crusader's reinsurers pay Crusader a ceding commission, which is primarily a reimbursement of the acquisition cost related to the ceded premium.  No ceding commission is received on facultative or catastrophe ceded premium.  Policy acquisition costs, net of ceding commission, are deferred and amortized as the related premiums are earned.  The Company annually reevaluates its acquisition costs to determine that costs related to successful policy acquisition are capitalized and deferred.

Policy acquisition costs and the ratio to net earned premium are as follows:

	Year ended December 31
	2021	2020

Policy acquisition costs	$5,442,645	$4,898,807
Ratio to net earned premium (GAAP ratio)	19%	17%

Policy acquisition costs increased in the year ended December 31, 2021 due to an increase in ceded commissions. The Company recognized an allowance against its deferred acquisition costs of $1,409,654 and $0 for the years ended December 31, 2021 and 2020, respectively.

As a result of Crusader being placed into runoff, policy acquisition costs, which are related to production of Crusader insurance policies, are expected to gradually decrease over time.  The Company does not expect any policy acquisition costs in 2023.

Salaries and Employee Benefits

Total salaries and employee benefits incurred decreased $2,953,583 (-29.4%) to $7,104,953 for the year ended December 31, 2021, compared to $10,058,536 for the year ended December 31, 2020.

Net amount charged to operating expenses decreased $2,513,602 to $3,850,568 for the year ended December 31, 2021, compared to $6,364,170 for the year ended December 31, 2020.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Year ended December 31
	2021	2020	Change

Total salaries and employee benefits incurred	$7,104,953	$10,058,536	$(2,953,583)
Less: charged to losses and loss adjustment expenses	(2,118,176)	(2,027,978)	(90,198)
Less: capitalized to policy acquisition costs	(967,892)	(1,383,315)	415,423
Less: capitalized to IT system upgrade	(168,317)	(283,073)	114,756
Net amount charged to operating expenses	$3,850,568	$6,364,170	$(2,513,602)

The decrease in the total salaries and employee benefits incurred for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to workforce reductions during 2021 and costs associated with a termination of an employment agreement with an executive during  2020.

As a result of Crusader being placed into runoff, salaries and employee benefits are expected to decrease over time as the Company reduces its employee headcount to adequately support the diminished operations.  The decrease in salaries and employee benefits is expected to be partially offset by costs of severance paid to terminated employees and retention bonuses paid to remaining employees.

Commissions to Agents/Brokers

Commissions to agents/brokers (not including commissions on Crusader and USIC policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program.  Commissions to agents and brokers decreased $14,729 (-15%) to $80,586 for the year ended December 31, 2021, as compared to $95,315 for the year ended December 31, 2020.  This fluctuation in commissions to agents/brokers was due primarily to lower commissions associated with loss of a large group account.

Other Operating Expenses

Other operating expenses increased $1,753,665 (39%) to $6,256,079 for the year ended December 31, 2021, compared to $4,502,414 for the year ended December 31, 2020. The increase in other operating expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to increases in legal fees.

Income Tax Expense/Benefit

Income tax expense was $458,917 (-9% of pre-tax loss) for the twelve months ended December 31, 2021, and income tax expense was $3,547,598 (-20% of pre-tax loss) for the twelve months ended December 31, 2020. The fluctuation in the income tax rate as a percentage of pre-tax loss for the twelve months ended December 31, 2021, when compared to the twelve months ended December 31, 2020, is primarily due to an increase in the valuation allowance.

As of December 31, 2021, the Company had deferred tax assets of $8,584,487 generated from $40,878,510 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,509,115 generated from state net operating loss carryforwards which expire between 2028 and 2040.  In light of the net losses that were generated in recent years, for the twelve months ended December 31, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $11,939,459 that, in management’s judgment, are not more-likely-than-not to be realized.  For the year ended December 31, 2020, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses and other temporary differences in the amount of $10,557,080.

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

Management believes the Company’s current critical accounting policies comprise the following:

Losses and Loss Adjustment Expenses

The preparation of the Company’s consolidated financial statements requires estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses.  Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter.  Due to the inherent uncertainties in estimating the Company’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims.  Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer such as Crusader.  For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness.  Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios.  Management draws on its collective experience to judgmentally determine its best estimate.  In addition to applying a variety of standard actuarial methods to the data, extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims’ liability.  Among the statistics reviewed for each accident year are loss and loss adjustment expense development patterns; frequencies; severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

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

Prior to Crusader being placed into runoff, Crusader historically underwrote three statutory annual statement lines of business: (1) CMP, (2) liability other than automobile and products, and (3) fire.  CMP policies comprised 99.7% and 99.6% of Crusader’s 2021 and 2020 gross written premium, respectively.  CMP policies include both property and liability coverages.  For all of Crusader’s coverages and lines of business, Crusader’s actuarial loss and loss adjustment expense reserving methods require assumptions that can be grouped into two key categories: (1) expected loss and loss adjustment expense development patterns and (2) expected loss and loss adjustment expense per premium dollar.

The Company also segregates most of its business into smaller homogeneous categories primarily for management’s internal detailed reserve review and analysis.  These homogeneous categories used by the Company include various combinations and special groupings of its lines of business, program types, states and coverages.  Some categories exclude certain items and/or others include certain items.  Not all categories are defined in the same way.  This analysis includes the tracking of historical claims costs and development patterns separately for each of these uniquely defined categories.  Generally, neither the liability development patterns, nor the property development patterns vary significantly by category.

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

At the end of each fiscal quarter, the Company’s loss and loss adjustment reserves for each accident year (i.e., for all claims incurred within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer, and by an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs.  An actuarial central estimate of the ultimate claims’ costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

Each year, management compares the actual claims costs that emerge to the claims costs that were expected to emerge and evaluates whether any observed significant differences are due to normal variances in the development process that occur from time to time, particularly in an insurer the size of Crusader, or if they are an indication that changes in the key reserve assumptions or methodologies are appropriate.  Repeated and sustained underwriting losses in Crusader’s Apartments & Commercial Buildings Business and growth in Crusader’s Transportation Business, prior to Crusader’s business being placed into runoff, a product which is generally known for its difficulty to be underwritten profitably, coupled with changes in the market conditions and increases in social inflation caused Crusader management to reevaluate the assumptions used in its process for estimating loss and loss adjustment expense reserves during the year ended December 31, 2020.

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

The Company must estimate its ultimate losses and loss adjustment expenses using a very small claim population size.  At the beginning of 2021, Crusader had 492 open claim files.  During 2021, 741 new claim files were opened, and 657 claim files were closed, leaving 576 open claim files at the end of 2021.  Due to the small size of Crusader and the related small population of claims, Crusader’s losses and loss adjustment expenses for any accident year can vary significantly from the initial expectations.  Due to the small number of claims, changes in claim frequency and/or severity can materially affect Crusader’s reserve estimate.  The potential variability from management’s best estimate cannot be measured from any meaningful statistical basis due to the numerous uncertainties in the claims reserving process and the small population of claims.

At each quarterly review, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period.  Sometimes the previous claims costs estimate proves to have been too high; sometimes they prove to have been too low.  The fluctuation in development of insured events of prior years’ underscores the inherent uncertainty in insurance claims costs, especially for a relatively small insurer, such as Crusader.  While the Company believes the reserves were adequate at December 31, 2021, after the reevaluation, adverse or (favorable) development may emerge in the future.

	Year ended December 31
	2021	2020

Net reserves for unpaid losses and loss adjustment expenses at beginning of year	$52,639,867	$40,340,625
(Favorable) adverse development of insured events of prior years	$(124,595)	$7,959,048
Percentage of adverse development to beginning reserves	-%	20%

Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses make reasonable provision for all unpaid losses and loss adjustment expenses of the Company.

The changes in estimates of prior accident year incurred losses and loss adjustment expenses were due primarily to increases in IBNR reserves associated with the Apartments & Commercial Buildings and Transportation Business resulting from higher estimates for expected claims frequency, claims severity and ultimate incurred losses and loss adjustment expenses during the reevaluation of the loss and loss adjustment expense reserves.

The Company applies judgment in determining estimates for reserves associated with anticipated recoveries of salvage and subrogation on paid losses and loss adjustment expenses.  The company applied the same judgment in 2021 that it did in 2020 on estimated subrogation.

Reinsurance

Crusader’s recoverable from reinsurers represents an estimate of the amount of future loss and loss adjustment expense payments that will be recoverable from Crusader’s reinsurers.  These estimates are based upon estimates of the ultimate losses and loss adjustment expenses that Crusader expects to incur and the portion of those losses that are expected to be allocable to reinsurers based upon the terms of the reinsurance agreements.  Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, the estimates may vary significantly from the eventual outcome.  Crusader’s estimate of the amounts recoverable from reinsurers is regularly reviewed and updated by management as new data becomes available.  Crusader’s assessment of the collectability of the recorded amounts recoverable from reinsurers is based primarily upon public financial statements and rating agency data.  Any adjustments necessary are reflected in the current operations.  Crusader evaluates each of its ceded reinsurance treaties at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  At December 31, 2021 and 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

The following tables provide the effect of reinsurance on the Company’s consolidated financial statements:

The effect of reinsurance on financial position is as follows:

	Year ended December 31
	2021	2020

Ceded losses and loss adjustment expenses recoverable on excess of loss treaties:

Ceded case loss and loss adjustment expense reserves recoverable	$6,234,878	$5,335,992
Ceded IBNR loss and loss adjustment expense reserves recoverable	20,881,165	16,917,650
Total ceded loss and loss adjustment expense reserves recoverable	$27,116,043	$22,253,642

The effect of reinsurance on the results of operations is as follows:

The effect of reinsurance on earned premium is as follows:

	Year ended December 31
	2021	2020

Direct earned premium	$38,278,730	$36,108,230
Assumed earned premium	1,844,931	156,639
Ceded earned premium	(11,693,756)	(8,096,701)
Net premium earned	$28,429,905	$28,168,168
Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	29%	22%

The effect of reinsurance on losses and loss adjustment expenses is as follows:

	Year ended December 31
	2021	2020

Direct losses and loss adjustment expenses incurred	$35,218,127	$48,971,172

Assumed losses and loss adjustment expenses incurred	836,622	89,204
Ceded losses and loss adjustment expenses incurred on excess of loss treaties:

Ceded paid losses and loss adjustment expenses	(5,219,509)	(6,889,668)
Change in ceded case reserves	(898,885)	199,742
Change in ceded IBNR reserves	(3,963,515)	(7,727,530)
Total ceded losses and loss adjustment expenses incurred	(10,081,909)	(14,417,456)

Net losses and loss adjustment expenses incurred	$25,972,840	$34,642,920

Ceded premium and ceded losses and loss adjustment expenses are as follows:

	Year ended December 31
	2021	2020

Ceded earned premium	$11,693,756	$8,096,701
Ceded losses and loss adjustment expenses incurred	(10,081,909)	(14,417,456)
Ceded earned premium less ceded losses and loss adjustment expenses incurred	$1,611,847	$(6,320,755)

The effect of reinsurance on cash flow is the sum of the effect of reinsurance on the results of operations reflected above and the following changes in reinsurance recoverable:

	Year ended December 31
	2021	2020
Change in reinsurance recoverable on ceded paid and unpaid losses and loss adjustment expenses	$(5,152,660)	$(7,463,253)

There were no losses subject to catastrophe reinsurance treaties coverage incurred during the years ended December 31, 2021, and 2020.

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

For years ended December 31, 2021 and 2020, Crusader wrote 100% and 99.9%, respectively, of its business in the state of California.  The types of businesses and the coverage limits written by Crusader are not considered difficult lines for obtaining reinsurance.  In addition, because the major catastrophe exposure is primarily from riots and from fire following earthquakes, Crusader does not anticipate significant limitations on its ability to cede future losses on a basis consistent with its historical results.

Investments

The Company’s fixed maturity investments are classified either as held-to-maturity or available-for-sale.  Available-for-sale fixed maturity investments are stated at fair value and held-to-maturity investments are stated at amortized cost.  Although part of the Company's investments is classified as available‑for‑sale and the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity, its investment guidelines place primary emphasis on buying and holding high‑quality investments to maturity.  Short‑term investments are carried at cost, which approximates fair value.  The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio.  The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income,” which is a separate component of stockholders’ equity, net of any deferred tax effect.  The net unrealized investment gains on equity securities are reported in the Consolidated Statements of Operations.  When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations.  Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more-likely-than-not that any portion of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law.  Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature and tax-planning strategies when making this assessment. In light of the net losses that were generated in recent years, for the twelve months ended December 31, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $11,939,459 that, in management’s judgment, are not more-likely-than-not to be realized.  For the year ended December 31, 2020, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses and other temporary differences in the amount of $10,557,080.

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

Item 8.  Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Unico American Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Unico American Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the 2021 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2020, were audited by other auditors whose report dated March 31, 2021, expressed an unqualified opinion on those statements.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has  incurred recurring losses from operations, negative cash flows from operating activities, and has limited access to capital at the holding company level.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Estimate of the Liability for Unpaid Losses and Loss Adjustment Expenses

As described in Notes 1 and 8 to the financial statements, the liability for unpaid losses and loss adjustment expenses (“LAE”) is management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and all related LAE incurred as of the reporting date for both reported and unreported claims.  The Company establishes reserves for reported losses based on historical experience, upon case-by-case evaluation of facts surrounding each known loss, and upon the related policy provisions.  The amount of reserves for unreported losses is estimated by analysis of historical and statistical information.  At December 31, 2021, the liability for unpaid losses and LAE was approximately $82.5 million.

Due to the significance of the liability for unpaid losses and LAE to the Company’s financial statements and the inherent complexity and subjective judgment required to estimate the liability, we determined that the liability for unpaid losses and LAE was a critical audit matter, which required significant auditor judgment and specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address the Company’s liability for unpaid losses and LAE included, but were not limited to, testing the Company’s reserving process, including the actuarial analyses and the determination of the Company’s estimate of the liability for unpaid losses and LAE as follows:

•

With the assistance of consulting actuarial specialists with specialized skills and knowledge, we analyzed the appropriateness of the methodologies used by the Company to estimate reserves and to determine the reasonableness of the unpaid loss and LAE reserves recorded by the Company as of December 31, 2021.

•

Utilized consulting actuarial professionals to analyze the methodology, assumptions and the amounts of the loss and LAE reserves documented in the actuarial reports prepared by the independent actuarial firm engaged by the Company.

•

Analyzed the consistency of the Company’s recorded reserves relative to the central estimates of the reserve range determined by the Company’s independent actuarial firm at December 31, 2021 in comparison to December 31, 2020 and performed analytical procedures.

•

Performed hindsight analysis to determine the completeness and accuracy of reserves recorded in the prior year and to identify potential management bias in the determination of the estimate of the liability for unpaid losses and LAE.

•

Read the actuarial report prepared by the independent actuarial firm engaged by the Company as of March 31, 2022 to determine the reasonableness of the liability for unpaid losses and LAE recorded by the Company as of December 31, 2021.

•	Tested the claims handling process, including the establishment of individual case reserves and the settlement of claims.

•	Verified the accuracy and completeness of the underlying data provided to the independent actuarial firm engaged by the Company for the purpose of preparing the actuarial report at December 31, 2021.

/s/ Marcum LLP

Hartford, CT

July 11, 2022

We have served as the Company’s auditor since 2021.

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

Glendale, California

March 31, 2021

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

	2021	2020
ASSETS
Investments:
Available-for-sale:
Fixed maturities, at fair value (amortized cost: $71,218,405 at December 31, 2021, and $80,071,280 at December 31, 2020)	$72,413,405	$83,409,694
Held-to-maturity:
Fixed maturities, at amortized cost (fair value: $300,000 at December 31, 2021, and $798,000 at December 31, 2020)	300,000	798,000
Equity securities, at fair value (cost: $3,532,026 at December 31, 2021 and $2,548,440 at December 31, 2020)	4,131,153	2,746,706
Short‑term investments, at fair value	1,154,750	200,000
Total Investments	77,999,308	87,154,400
Cash, cash equivalents, and restricted cash (restricted cash of $381,942 at December 31, 2021, and $1,210,243 at December 31, 2020)	15,626,651	3,957,980
Accrued investment income	369,928	402,046
Receivables, net	1,204,013	3,321,337
Reinsurance recoverable:
Paid losses and loss adjustment expenses	911,566	621,307
Unpaid losses and loss adjustment expenses	27,116,043	22,253,642
Deferred policy acquisition costs	986,806	3,503,248
Real estate held for sale, net	-	8,335,017
Property and equipment, net	2,154,520	2,038,415
Other assets	502,095	313,363
Total assets	$126,870,930	$131,900,755

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$82,492,674	$74,893,509
Unearned premium	14,331,273	18,188,298
Advance premium and premium deposits	102,846	208,538
Accrued expenses and other liabilities	2,266,237	3,577,450
Total liabilities	99,193,030	96,867,795

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY
Common stock, no par value – authorized 10,000,000 shares; 5,304,863 and 5,304,885 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,783,346	3,771,767
Accumulated other comprehensive income	944,050	2,637,347
Retained earnings	22,950,504	28,623,846
Total stockholders’ equity	27,677,900	35,032,960

Total liabilities and stockholders' equity	$126,870,930	$131,900,755

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2021	2020
REVENUES
Insurance company operations:
Net earned premium	$28,429,905	$28,168,168
Net investment income	1,932,993	1,988,243
Net realized investment gains	259,912	97,771
Net realized gain on real estate	3,693,858	-
Net unrealized investment gains on equity securities	400,862	198,266
Other income (loss)	(83,043)	32,713
Total insurance company operations	34,634,487	30,485,161

Other insurance operations:
Gross commissions and fees	1,601,427	1,827,263
Finance fees earned	151,920	240,589
Other income	550	7,098
Total revenues	36,388,384	32,560,111

EXPENSES
Losses and loss adjustment expenses	25,972,840	34,642,920
Policy acquisition costs	5,442,645	4,898,807
Salaries and employee benefits	3,850,568	6,364,170
Commissions to agents/brokers	80,586	95,315
Other operating expenses	6,256,079	4,502,414
Total expenses	41,602,718	50,503,626

Loss before taxes	(5,214,334)	(17,943,515)
Income tax expense	458,917	3,547,598

Net loss	$(5,673,251)	$(21,491,113)

PER SHARE DATA:
Basic
Loss per share	$(1.07)	$(4.05)
Weighted average shares	5,304,872	5,305,829
Diluted
Loss per share	$(1.07)	$(4.05)
Weighted average shares	5,304,872	5,305,829

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

	2021	2020

Net loss	$(5,673,251)	$(21,491,113)
Other changes in comprehensive income (loss):
Changes in unrealized (losses) gains on securities classified as available-for-sale arising during the period, net of income tax	(1,693,297)	1,454,481

Comprehensive loss	$(7,366,548)	$(20,036,632)

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Accumulated
	Common Shares		Other
	Issued and		Comprehensive	Retained
	Outstanding	Amount	Income (Loss)	Earnings	Total

Balance – January 1, 2020	5,306,720	$3,772,669	$1,182,866	$50,124,790	$55,080,325

Shares repurchased	(1,835)	(902)	-	(9,831)	(10,733)
Change in unrealized gain, net of deferred income tax	-	-	1,454,481	-	1,454,481
Net loss	-	-	-	(21,491,113)	(21,491,113)
Balance – December 31, 2020	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960

Shares repurchased	(22)	(10)	-	(91)	(101)
Stock based compensation		11,589			11,589
Change in unrealized loss, net of deferred income tax	-	-	(1,693,297)	-	(1,693,297)
Net loss	-	-	-	(5,673,251)	(5,673,251)
Balance – December 31, 2021	5,304,863	$3,783,346	$944,050	$22,950,504	$27,677,900

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2021	2020

Cash flows from operating activities:
Net loss	$(5,673,251)	$(21,491,113)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	569,801	673,895
Bond amortization, net	(163,497)	33,072
Stock-based compensation	11,589	-
Bad debt (recovery) expense	(167,532)	6,451
Allowance for policy acquisition costs	1,409,654	-
Net realized investment gains	(259,912)	(97,771)
Net realized gain on real estate sale	(3,693,858)	-
Net unrealized investment gains on equity securities	(400,862)	(198,266)
Changes in assets and liabilities:
Net receivables	2,284,856	686,905
Accrued investment income	32,118	-
Reinsurance recoverable	(5,152,660)	(7,463,253)
Deferred policy acquisition costs	1,106,788	116,346
Other assets	(197,532)	116,942
Unpaid losses and loss adjustment expenses	7,599,165	19,827,029
Unearned premiums	(3,857,025)	377,961
Advance premium and premium deposits	(105,692)	(10,545)
Accrued expenses and other liabilities	(1,311,214)	1,447,150
Income taxes deferred	450,117	3,538,798
Income taxes current	8,800	-
Net cash used by operating activities	(7,510,147)	(2,436,399)

Cash flows from investing activities:
Purchase of fixed maturity investments	(26,757,589)	(20,580,448)
Purchase of equity securities	(2,207,722)	(2,548,440)
Proceeds from maturity of fixed maturity investments	28,055,016	16,050,870
Proceeds from sale or call of fixed maturity investments	8,199,898	6,525,408
Proceeds from sale of equity securities	1,501,095	-
(Purchases) sales of short-term investments	(954,750)	1,996,815
Proceeds from sale of real estate held for sale	12,028,876	-
Purchase of property and equipment	(685,905)	(820,732)
Net cash provided by investing activities	19,178,919	623,473

Cash flows from financing activities:
Repurchase of common stock	(101)	(10,733)
Net cash used by financing activities	(101)	(10,733)

Net change in cash, cash equivalents and restricted cash	11,668,671	(1,823,659)
Cash, cash equivalents and restricted cash at beginning of period	3,957,980	5,781,639
Cash, cash equivalents and restricted cash at end of period	$15,626,651	$3,957,980

Supplemental cash flow information
Cash paid during period for:
Income taxes	$8,800	$8,800

See accompanying notes to consolidated financial statements.

UNICO AMERICAN CORPORATION

 AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 ‑ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unico American Corporation (the “Company” or “Unico”) is an insurance holding company that underwrote property and casualty insurance through its insurance company subsidiary; provides property, casualty, and health insurance through its agency subsidiaries; and provided insurance premium financing and membership association services through its other subsidiaries.  References to Unico or the Company include both the corporation and its subsidiaries, all of which are wholly owned.  Unico was incorporated under the laws of Nevada in 1969.

During the quarter ended September 30, 2021, Unico took actions to cause its subsidiary, Crusader Insurance Company (“Crusader”), to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Effective September 30, 2021, Crusader ceased writing any new insurance policies and no longer renews policies after December 8, 2021. Crusader issued notices of non-renewal in accordance with the California Department of Insurance (“CA DOI”) rules and regulations for its existing in-force policies to terminate such policies at the expiration of the current policy periods. In August 2021, Unico also discontinued its premium financing operations formerly conducted through its subsidiary American Acceptance Corporation (“AAC”), which activity is reflected on the Statements of Operations under “Other insurance operations.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  As described in Note 14, the Company's insurance subsidiary also files financial statements with regulatory agencies prepared on a statutory basis of accounting that differs from GAAP.  Certain reclassifications have been made to prior amounts to conform to the current year’s presentation. The reclassifications had no effect on the Company's previously reported financial condition, results of operations or cash flows.

Going Concern

The Company prepared the accompanying consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, and negative cash flows from its operating activities which may continue in the future, and, as a holding company, does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico generally received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader.  Crusader’s decreased policyholder surplus caused by additional underwriting losses during 2021, as discussed further in Note 14. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (the “Special Examiner”). If the Special Examiner does not permit Crusader to continue to provide significant financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that it does not intend to continue to permit Crusader to pay certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity.  Additionally, many of the potential strategic alternatives that the Unico Board is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company’s ability to remain a going concern.

Based on Unico’s current cash, and short‑term investments at December 31, 2021, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying consolidated financial statements.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 (“COVID-19”) pandemic has had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico’s existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico’s common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period.  The most significant assumptions in the preparation of these consolidated financial statements relate to losses and loss adjustment expenses.  Actual results may differ significantly from the estimates used in preparing the consolidated financial statements.

Supervision Agreement

Crusader and the CA DOI entered into the Supervision Agreement, dated September 7, 2021, at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s expressed concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the CA DOI Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in (i) and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provides that the Special Examiner will meet, which occurred, with Crusader to develop a list of recurring payments under items (i) and (ii) that may not require prior written approval. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader's benefit. Pursuant to the provisions of California Insurance Code Sections ("CIC") Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader.  The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. As of September 30, 2021, the amount of such deficiency was $2,452,835. In January 2022 Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956, to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $275,901 as of March 31, 2022, and $432,900 as of May 31, 2022.

Independent Investigation

The Audit Committee of Unico’s Board of Directors retained independent outside counsel, who in turn engaged forensic accountants to work at their direction, to conduct an independent investigation and provide legal advice to the Audit Committee (the “Independent Investigation”), regarding the facts and circumstances relating to, and resulting in, the observed fiduciary funds deficiency. As a result of the Independent Investigation, the Company has determined that, over a period of multiple years, (i) Unifax did not comply with the requirements of the CIC to hold premium trust funds in separate accounts or segregate such funds in accordance with the CIC; (ii) the funds in question were improperly transferred to an operating account of Unifax and were subsequently transferred to a Unico operating account; and (iii) the funds in question were utilized by Unico and its consolidated subsidiaries for general corporate purposes. The Independent Investigation did not find any evidence that any of such funds had been stolen or used for non-corporate purposes.

Investments

The Company’s fixed maturity investments are classified either as held-to-maturity or available-for-sale.  Available-for-sale fixed maturity investments and are stated at fair value and held-to-maturity securities are stated at amortized cost.  Although part of the Company's investments is classified as available‑for‑sale and the Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity, its investment guidelines place primary emphasis on buying and holding high‑quality investments to maturity.  Short‑term investments are carried at cost, which approximates fair value.  Equity securities are reported at fair value.  The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio.  The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income (loss),” which is a separate component of stockholders’ equity, net of any deferred tax effect.  The net unrealized investment gains on equity securities are reported in the Consolidated Statements of Operations.  When a decline in the value of a fixed maturity is considered other-than-temporary, a loss is recognized in the Consolidated Statements of Operations.  Realized gains and losses are included in the Consolidated Statements of Operations based on the specific identification method.

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired.  For each fixed income security in an unrealized loss position, the Company assesses whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes, or the credit quality of the underlying security.  If a security meets this criteria, the security's decline in fair value is considered other than temporary and is recorded as a net realized investment loss in the Consolidated Statements of Operations based on the specific identification method.  There were no realized investments gains (losses) from other than temporary impairments for any of the periods presented in the accompanying Consolidated Statements of Operations.  For each fixed income security that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment, if any, from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).

Short‑term investments include U.S. Treasury bills, certificates of deposit, and commercial paper that are all highly rated and have initial maturities between three and twelve months.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

•	Available-for-sale fixed maturity securities, equity securities, and short-term investments – Fair values are obtained from widely accepted third party vendors.

•	Cash, cash equivalents, and restricted cash – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

•	Long-term certificates of deposit – The carrying amounts reported in the Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value.

•	Receivables, net – The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.

•	Accrued expenses and other liabilities – The carrying amounts reported in the Consolidated Balance Sheets approximate the fair values given the short-term nature of these instruments.

Property and Equipment

All property and equipment held for use is stated at cost less accumulated depreciation and amortization on the Consolidated Balance Sheets.

Depreciation through the February 12, 2021 sale date on Crusader’s, previously owned building, located at 26050 Mureau Road, Calabasas, California, was computed using the straight-line method over 39 years.  Improvements to the building structure were amortized over the useful life of the improvements.  Depreciation on furniture, fixtures and equipment in the Calabasas building was computed using the straight-line method over 3 to 15 years.  Amortization of tenant improvements in the Calabasas building was being computed using the shorter of the useful life of the tenant improvements or the remaining years of the lease. Refer to Note 6 regarding the sale of the building.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns.  Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss.  The Company files income tax returns under U.S. federal and various state jurisdictions.  The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2018 and California state income tax authorities for tax returns filed starting at taxable year 2017.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more-likely-than-not that any portion of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law.  Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature and tax-planning strategies when making this assessment. In light of the net losses that were generated in recent years, as of December 31, 2021, the Company has established a valuation allowance for the aggregate amount of the federal and state net operating losses and other deferred tax assets in the amount of $11,939,459 that, in management’s judgment, are not more-likely-than-not to be realized.  As of December 31, 2020, the Company carried a valuation allowance on deferred tax assets generated from federal and state net operating losses and other temporary differences in the amount of $10,557,080.

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

Revenue Recognition

a. General Agency Operations

Commissions from sales of health insurance are earned and recognized in income based on the satisfaction of a single performance obligation.  Marketing, selling, billing, collecting, and administering health insurance policies are a series of distinct services combined as one performance obligation, which is recognized in income monthly over the policy period.   Premiums are collected upon the initial sale of health insurance policies and then monthly upon each subsequent periodic payment.   As a result, there are limited accounts receivable.  Policy fee income is recognized on a pro-rata basis over the terms of the policies.

b. Insurance Company Operation

Premium is earned on a pro‑rata basis over the terms of the policies.  Premium applicable to the unexpired terms of policies in force are recorded as unearned premium.

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

There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for Crusader.  The long-tailed nature of liability claims, and the volatility of jury awards exacerbate that uncertainty.  Crusader records loss and loss adjustment expense reserves at each balance sheet date based upon management’s best estimate of the ultimate payments that it anticipates will be made to settle all losses incurred and related expenses incurred as of that date for both reported and unreported losses.  The ultimate cost of claims is dependent upon future events, the outcomes of which are affected by many factors.  Crusader’s claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims.  Changes in Company operations and management philosophy also may cause actual developments to vary from the past.  Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle claims may vary significantly from the estimated amounts provided for in the accompanying consolidated financial statements.  Any adjustments to reserves are reflected in the operating results of the periods in which they are made.  Management believes that the aggregate reserves for losses and loss adjustment expenses are reasonable and adequate to cover the cost of claims, both reported and unreported.

The Company applies judgment in determining estimates for reserves associated with anticipated recoveries of salvage and subrogation on paid losses and loss adjustment expenses based on its historic salvage and subrogation recovery success pattern.

Restricted Funds

Note 1 to the Company’s historical annual audited financial statements (“Note 1”) disclosed a heading titled “Restricted Funds” with a tabular presentation and explanatory footnotes on the Form 10-K for the fiscal year ended December 31, 2020.   The Company determined that the Note 1 Disclosure was incorrectly presented in that (i) the amount presented as “Premium Trust Funds” did not reflect the amounts actually held by Unifax as restricted trust funds in the account that was designated in Unico’s records as the “Unifax Premium Trust Account” (the “Premium Trust Account”); (ii) the footnote disclosure to the Note 1 table should have disclosed a deficiency (the “Premium Trust Account Deficiency”) in the amount of funds required to be held in trust by Unifax for the benefit of Crusader; and (iii) the footnote disclosure to the Note 1 table should have disclosed that the funds deposited into the Premium Trust Account were not held in separate accounts or segregated in accordance with the requirements of the California Insurance Code.

Restricted funds are as follows:

	Year ended December 31
	2021	2020 (Revised)

Premium trust funds (1)(2)	$381,942	$1,210,243
Assigned to state agencies (3)	500,000	998,000
Funds held as collateral (4)	8,162,053	787,653
Total restricted funds	$9,043,995	$2,995,896

(1)

The Company is required by law to segregate from its operating accounts the premium collected from insureds that are payable to insurance companies into separate trust accounts. As disclosed in further detail in Note 1 above under “Supervision Agreement” and “Independent Investigation,” Unifax did not comply with the requirements of the California Insurance Code to hold such funds in separate accounts or segregate such funds in accordance with the CIC.

(2)

At December 31, 2020, there was a deficiency (the “Premium Trust Account Deficiency”) in the amount of funds required to be held in trust by Unifax for the benefit of Crusader. The amount of the Premium Trust Account Deficiency was $1,595,135 at December 31, 2020. The amount of the Premium Trust Account Deficiency was $2,172,968 as of December 31, 2021.

(3)

$300,000 and $798,000 included in fixed maturity investments as of December 31, 2021 and 2020, respectively, and $200,000 included in short-term investments as of December 31, 2021 and 2020, are statutory deposits assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission in states other than California.

(4)

Funds held as collateral by Comerica Bank & Trust, N. A. (“Comerica”) pursuant to the reinsurance trust agreement among Crusader, United Specialty Insurance Company (“USIC”) and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC.

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

Reinsurance

Crusader employs reinsurance to provide greater diversification of business allowing management to control exposure to potential losses arising from large risks by reinsuring certain levels of risk in various areas of exposure, to reduce the loss that may arise from catastrophes, and to provide additional capacity for growth.  Prepaid reinsurance premium and reinsurance receivables are reported as assets and represent ceded unearned premium and reinsurance recoverable on both paid and unpaid losses and loss adjustment expenses, respectively.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.  Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature.  As of December 31, 2021, and 2020, all such ceded contracts are accounted for as risk transfer reinsurance.

Crusader evaluates and monitors the financial condition of its reinsurers and factors such as collection periods, disputes, applicable coverage defenses and other factors to assess the need for any allowance against anticipated reinsurance recoveries.  No such allowance was considered necessary at December 31, 2021 or 2020.

Crusader’s reinsurance recoverable on paid and unpaid losses and loss adjustment expenses is as follows:

		Year ended December 31
Name of Reinsurer	A.M. Best Rating (1)	2021	2020

Renaissance Reinsurance U.S. Inc.	A+	$14,339,203	$11,906,416
Hannover Ruck SE	A+	13,433,710	10,673,173
TOA Reinsurance Company of America	A	255,521	295,188
Other	A	(825)	172
Total		$28,027,609	$22,874,949

(1)	A.M. Best ratings are as of December 31, 2021.

Concentration of Risks

100% and 99.9% respectively of Crusader’s gross written premium was derived from California during the years ended December 31, 2021 and 2020.  In 2021, approximately 26% and 58% of the $732,852 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively. In 2020, approximately 30% and 56% of the $727,515 commission income from the Company’s health insurance program was from Guardian Life Insurance Company of America dental and group life plan programs and Blue Shield Care Trust health and life insurance programs, respectively.

Stock-Based Compensation

Share-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, “Compensation - Stock Compensation” using the modified prospective transition method.

Recently adopted standards

In December of 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes specific exceptions to the general principles in Topic 740 and improves the financial statement preparer’s application of income tax related guidance. Under previous guidance, an entity may not adjust its annual effective tax rate for any tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.   The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – CASH, RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	December 31
	2021	2020 (Revised)

Cash and Cash Equivalents	$15,244,709	$2,747,737
Restricted Cash	381,942	1,210,243
Total	$15,626,651	$3,957,980

As of December 31, 2021, and 2020, cash and restricted cash included custodial trust, bank money market accounts, and a bank savings account.  Any financial instruments that are readily convertible into known amounts of cash or are so near their maturity that they present an insignificant interest rate risk are considered cash equivalents.  Any certificate of deposit which matures in three months or less from the reporting date is considered a cash equivalent.

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

NOTE 4 – INVESTMENTS

A summary of investment income (net of investment expenses), net realized gains, realized gain on real estate sale, and net unrealized investment gains on equity securities is as follows:

	December 31
	2021	2020

Investment income:
Fixed maturities	$1,920,624	$2,068,592
Equity securities	90,596	28,727
Short-term investments and cash equivalents	2,660	24,603
Gross investment income	2,013,880	2,121,922
Less investment expenses	(80,887)	(133,679)
Net investment income	1,932,993	1,988,243
Net realized investment gains	259,912	97,771
Net realized gain on sale of real estate	3,693,858	-
Net unrealized investment gains on equity securities	400,862	198,266
Net investment income, realized investment gains, realized gains on real estate sale and unrealized investment gains	$6,287,625	$2,284,280

The amortized cost, estimated fair value and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at December 31, 2021	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$15,758,755	$15,875,423	2.21%
Due after one year through five years	19,349,200	19,681,599	1.80%
Due after five years through ten years	19,335,034	19,832,093	2.39%
Due after ten years and beyond	17,075,416	17,324,290	2.35%
Total	$71,518,405	$72,713,405	2.18%

Maturities by Year at December 31, 2020	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$11,064,202	$11,169,232	2.57%
Due after one year through five years	30,090,910	31,260,694	2.59%
Due after five years through ten years	18,476,051	19,806,444	2.51%
Due after ten years and beyond	21,238,117	21,971,324	2.63%
Total	$80,869,280	$84,207,694	2.58%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s investments was approximately 6.7 years as of December 31, 2021, and 8.0 years as of December 31, 2020.

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
Available-for-sale fixed maturities:
U.S. Treasury securities	$6,278,764	$67,516	$(36,475)	$6,309,805
Corporate securities	44,370,193	1,076,288	(196,508)	45,249,973
Agency mortgage-backed securities	20,569,448	352,466	(68,287)	20,853,627
Held-to-maturity fixed maturities:
Certificates of deposit	300,000	-	-	300,000
Total fixed maturities	$71,518,405	$1,496,270	$(301,270)	$72,713,405

December 31, 2020
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,596,808	$235,373	$-	$10,832,181
Corporate securities	44,159,926	2,347,826	(55,847)	46,451,905
Agency mortgage-backed securities	25,314,546	833,336	(22,274)	26,125,608
Held-to-maturity fixed maturities:
Certificates of deposit	798,000	-	-	798,000
Total fixed maturities	$80,869,280	$3,416,535	$(78,121)	$84,207,694

As of December 31, 2021, six securities were held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively. As of December 31, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $824,500 and $787,653 on December 31, 2020, respectively.

A summary of the unrealized gains (losses) on investments carried at fair value and the applicable deferred federal income taxes is as follows:

	Year ended December 31
	2021	2020

Gross unrealized gains of fixed maturities	$1,496,270	$3,416,535
Gross unrealized losses of fixed maturities	(301,270)	(78,121)
Net unrealized gains on investments	1,195,000	3,338,414
Deferred federal tax expense	(250,950)	(701,067)
Net unrealized gains, net of deferred income taxes	$944,050	$2,637,347

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2021
U.S. Treasury securities	$481,875	$(15,785)	1	$476,016	$(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2020
U.S. Treasury securities	$-	$-	-	$-	$-	-
Corporate securities	2,101,986	(55,847)	2	-	-	-
Agency mortgage-backed securities	3,223,329	(22,274)	12	-	-	-
Total debt securities	5,325,315	(78,121)	14	-	-	-
Equity securities	723,346	(37,357)	25	-	-	-
Total	$6,048,661	$(115,478)	39	$-	$-	-

The Company monitors its investments closely.  If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Consolidated Statements of Operations.  The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition, and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses as of December 31, 2021, and December 31, 2020, were determined to be temporary.

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

	December 31	December 31
	2021	2020

Fixed maturities securities sold
Number of securities sold	3	15
Amortized cost of sold securities	$2,194,103	$5,529,470
Realized gains on sales	$710	$52,053

Fixed maturities securities called
Number of securities called	10	4
Amortized cost of called securities	$7,167,178	$2,449,503
Realized (losses) gains on calls	$(17,758)	$497

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	December 31	December 31
	2021	2020

Cost	$3,532,026	$2,548,440
Unrealized gain	599,127	198,266
Fair market value of equity securities	$4,131,153	$2,746,706

The Company’s investment in fixed maturity securities, held-to-maturity, certificates of deposit included $300,000 and $798,000 of brokered certificates of deposit as of December 31, 2021 and 2020, respectively.  All of the Company’s certificates of deposit are within the Federal Deposit Insurance Corporation (“FDIC”) insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

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

Short‑term investments have an initial maturity of one year or less and consist of the following:

	Year ended December 31
	2021	2020

Short term bonds	954,750	-
Certificates of deposit	200,000	200,000
Total short-term investments	$1,154,750	$200,000

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

Level 2 – Financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in non-active markets; or valuation models whose inputs are observable, directly, or indirectly, for substantially the full term of the asset or liability as of the reporting date.

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, allocated among the three levels within the fair value hierarchy as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$6,309,805	$-	$-	$6,309,805
Corporate securities	-	45,249,973	-	45,249,973
Agency mortgage-backed securities	-	20,853,627	-	20,853,627
Held-to-maturity securities
Certificates of deposits	-	300,000	-	300,000
Equity securities	4,131,153	-	-	4,131,153
Short-term investments	1,154,750	-	-	1,154,750
Total financial instruments at fair value	$11,595,708	$66,403,600	$-	$77,999,308

December 31, 2020
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$10,832,181	$-	$-	$10,832,181
Corporate securities	-	46,451,905	-	46,451,905
Agency mortgage-backed securities	-	26,125,608	-	26,125,608
Held-to-maturity securities
Certificates of deposits	-	798,000	-	798,000
Equity securities	2,746,706	-	-	2,746,706
Short-term investments	200,000	-	-	200,000
Total financial instruments at fair value	$13,778,887	$73,375,513	$-	$87,154,400

Fair value measurements are not adjusted for transaction costs.  The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer.  The Company did not have any transfers between Levels 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

The spread of the ongoing COVID-19 pandemic and other economic uncertainties which have arisen which are likely to impact the fair value of investments. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is likely that the fair value of its investment portfolio will be adversely affected by the volatility in the capital market. The financial impact of these uncertainties is unknown at this time.

NOTE 6 – REAL ESTATE HELD FOR SALE, NET AND PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Year ended December 31
	2021	2020

Real estate held for sale, located in Calabasas, California	$-	$10,202,676
Accumulated depreciation and amortization	-	(1,867,659)
Real estate held for sale, net	$-	$8,335,017

	Year ended December 31
	2021	2020

Furniture, fixtures, equipment	2,316,885	2,191,411
Computer software	466,892	467,275
Accumulated depreciation and amortization	(2,983,418)	(2,423,617)
Computer software under development	2,354,161	1,803,346
Property and equipment, net	$2,154,520	$2,038,415

On February 12, 2021, the Company, through Crusader, completed the sale of the Company’s headquarters at 26050 Mureau Road, Calabasas, California 91302 (the “Calabasas Building”), for $12,695,000 netting proceeds of $12,028,876 (the “Sale”) to Mureau Road, LLC (“Mureau Road”), a subsidiary of Alliant Capital, Ltd. (“Alliant”). Mureau Road and Alliant do not have any material relationship with the Company or its subsidiaries, other than through the Sale and the Lease (as defined below) transactions. The Company recognized a gain of $3,693,858 on the sale of the Calabasas Building.

On February 12, 2021, the Standard-Multi Tenant Office Lease – Net, dated January 28, 2021 (the “Lease”), by and between Crusader and Mureau Road became effective in connection with the completion of the Sale. The Company has agreed to a lease, which expired on January 31, 2022, with Alliant for the second floor of the Calabasas Building with an initial base rent of approximately $56,963 per month, where the Company will continue to operate its corporate headquarters.

Through the date of the real estate listing, depreciation on the Calabasas Building, owned by Crusader, is computed using the straight-line method over 39 years.  Depreciation on furniture, fixtures, and equipment in the Calabasas Building is computed using the straight-line method over 3 to 15 years.  Amortization of leasehold improvements in the Calabasas Building is being computed using the shorter of the useful life of the leasehold improvements or the remaining years of the lease.  Depreciation and amortization expense on all property and equipment for the years ended December 31, 2021 and 2020 were $569,801 and $673,895, respectively.

For the years ended December 31, 2021 and 2020, the Calabasas Building has generated rental revenue from non-affiliated tenants in the amount of $13,806 and $150,319 and incurred operating expenses in the amount of $235,827 and $677,930, which included depreciation, respectively.  These amounts are included in “Other income” from insurance company operations and other operating expenses, respectively, in the Company’s Consolidated Statements of Operations.

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

In 2018, the Company determined it needed to upgrade or replace its legacy IT system, which it opted to upgrade because the cost was substantially less. The upgrade was completed in first quarter of 2021 at a cost of approximately $1,500,000, excluding costs of Unico’s employees involved in the upgrade, due to unexpected technical challenges. The Company started depreciating the associated capitalized costs, including the costs of Unico’s employees involved in the upgrade, during the second quarter of 2021.

NOTE 7 – RECEIVABLES, NET

Receivables, net, include premium, commissions and notes receivable and are as follows:

	December 31
	2021	2020

Premium and commission receivable	$672,284	$2,476,679
Premium finance notes receivable	755,691	2,036,960
Total premium and notes receivable	1,427,975	4,513,639
Allowance for doubtful accounts	(223,962)	(1,192,302)
Receivables, net	$1,204,013	$3,321,337

Premium receivable and premium finance notes receivables are substantially secured by unearned premiums and funds held as security for performance.  Premium finance notes receivable represents the balance due to AAC, the Company's premium finance subsidiary, from policyholders who elected to finance their premium over a nine-month term.  These notes are net of unearned finance charges and credit loss reserves.

Bad debt recoveries were $167,532, related to previously written off balances, and bad debt expense was $6,451 for the years ended December 31, 2021 and 2020, respectively.

NOTE 8 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Crusader’s loss and loss adjustment expense case and incurred but not reported (“IBNR”) reserves are as follows:

	December 31
	2021	2020

Gross reserves:
Case reserves	$29,293,117	$26,363,695
IBNR reserves	53,199,557	48,529,814
Total gross reserves	$82,492,674	$74,893,509

Reserves net of reinsurance:
Case reserves	$23,057,464	$21,027,703
IBNR reserves	32,319,167	31,612,164
Total net reserves	$55,376,631	$52,639,867

Reserves for losses and loss adjustment expenses before reinsurance for each of Crusader’s lines of business are as follows:

	Year ended December 31
Line of Business	2021		2020

CMP	$81,303,803	98.5%	$73,545,181	98.2%
Other liability	1,122,823	1.4%	1,283,174	1.7%
Other	66,048	0.1%	65,154	0.1%
Total	$82,492,674	100.0%	$74,893,509	100.0%

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

The following table provides an analysis of the roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the ending balance sheet liability for the periods indicated:

	Year ended December 31
	2021	2020

Reserve for unpaid losses and loss adjustment expenses at beginning of year – net of reinsurance	$52,639,867	$40,340,625

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	26,097,435	26,683,872
Provision for insured events of prior years	(124,595)	7,959,048
Total incurred losses and loss adjustment expenses	25,972,840	34,642,920

Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	8,007,546	8,285,021
Losses and loss adjustment expenses attributable to insured events of prior years	15,228,530	14,058,657
Total payments	23,236,076	22,343,678

Reserve for unpaid losses and loss adjustment expenses at end of year – net of reinsurance	55,376,631	52,639,867
Reinsurance recoverable on unpaid losses and loss adjustment expenses at end of year	27,116,043	22,253,642
Reserve for unpaid losses and loss adjustment expenses at end of year per balance sheet, gross of reinsurance	$82,492,674	$74,893,509

The $124,595 favorable development in 2021 for insured events of prior years for the year ended December 31, 2021, was an improvement compared to the $7,959,048 adverse development of insured events of prior year for the year ended December 31, 2020, due primarily to increases during the year ended December 31, 2020, in 2018 and 2019 accident year IBNR reserves associated with the Apartments & Commercial Buildings and Transportation Business.

The 2020 increases in IBNR were due to higher actuarially developed ultimate incurred losses and loss adjustment expenses primarily as a result of elevated expected claims severity.

At each review period, actual claims costs that emerge are compared with the claims costs that were expected to emerge during that development period.  Sometimes the previous claims costs estimate prove to have been too high; sometimes they prove to have been too low.  The fluctuation in development of insured events of prior years’ underscores the inherent uncertainty in insurance claims costs. Management reviews claims costs that appear to be different from the historical claims costs to determine whether those differences are a normal part of the process or an indication that a change in reserve assumptions is appropriate.  Management concluded that the differences noted above are differences between actual and expected claims costs that emerge from time to time, particularly in an insurer the size of Crusader.

The following table presents loss development information by accident year, including cumulative incurred and paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities plus expected development on reported claims as of December 31, 2021:

Accident Year	Cumulative Incurred	Cumulative Paid	Total of Incurred but Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims

2012	18,353,966	18,355,881	-	967
2013	22,852,457	22,849,314	(2)	850
2014	17,965,556	17,817,189	(108,710)	760
2015	25,332,806	23,197,570	(525,502)	749
2016	27,006,706	24,528,218	(1,584,393)	808
2017	26,103,135	21,188,239	(2,301,034)	825
2018	19,179,716	13,750,695	(3,465,021)	614
2019	18,723,515	10,898,586	(5,558,880)	648
2020	22,611,110	9,769,654	(6,518,530)	771
2021	23,198,334	5,027,785	(11,452,987)	626
Total	$221,327,301	$167,383,131	$(31,515,059)

The following table reconciles the above cumulative incurred and paid data to Crusader’s loss and loss adjustment expense reserves:

	Year ended December 31
	2021	2020

Cumulative incurred losses and ALAE	$221,327,301	$218,410,701
Less cumulative paid losses and ALAE	(167,383,131)	(167,214,395)

Reserve for unpaid losses and ALAE (latest 10 accident years)	53,944,170	51,196,306
Reserves for unpaid losses and ALAE (beyond latest 10 accident years)	68,604	79,703
Reserves for unpaid unallocated loss adjustment expenses	1,363,857	1,363,858

Reserve for unpaid losses and loss adjustment expenses, net of reinsurance	55,376,631	52,639,867
Reinsurance recoverable on unpaid losses and loss adjustment expenses	27,116,043	22,253,642
Reserve for unpaid losses and loss adjustment expenses, gross of reinsurance	$82,492,674	$74,893,509

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

At the end of each fiscal quarter, Crusader’s reserves for each accident year (i.e., for all claims occurring within each year) are re-evaluated independently by the Company’s president, the Company’s chief financial officer, and an independent consulting actuary.  Generally accepted actuarial methods, including the widely used Bornhuetter-Ferguson and loss development methods, are employed to estimate ultimate claims costs.  An actuarial central estimate of the ultimate claims’ costs and IBNR reserves is ultimately determined by management and tested for reasonableness by the independent consulting actuary.

The Company determines the number of reported claims based on the number of loss events.  A claim is considered a single loss event, per policy, and it may include multiple claimants and multiple coverages on a single policy.  The cumulative number of reported claims is a sum of open claims, closed claims, and claims closed without payment.

NOTE 9 – DEFERRED POLICY ACQUISITION COSTS

The following table provides an analysis of the roll forward of the Company’s deferred policy acquisition costs:

	Year ended December 31
	2021	2020

Deferred policy acquisition costs at beginning of year	$3,503,248	$3,619,594
Policy acquisition costs deferred during year	2,926,203	4,782,461
Policy acquisition costs amortized during year	(5,442,645)	(4,898,807)
Deferred policy acquisition costs at end of year	$986,806	$3,503,248

Deferred policy acquisition costs consist of commissions (net of ceding commission), premium taxes, inspection fees, and certain other underwriting costs, which are related to and vary with the production of Crusader policies.  Policy acquisition costs are deferred and amortized as the related premium is earned.  Deferred acquisition costs are reviewed to determine if they are recoverable from future income on insurance policies generated from these costs, including investment income.  The Company recognized an allowance against its deferred acquisition costs of $1,409,654 and $0 for the years ended December 31, 2021 and 2020, respectively.

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	Year ended December 31
	2021	2020

Premium payable	$508,147	$393,466
Unearned policy fee income	224,536	454,883
Retirement plans	12,413	145,473
Accrued salaries and employee benefits	53,449	973,504
Commission payable	(251)	869
Security deposit for Calabasas Building sale	-	380,850
Other	1,467,943	1,228,405
Total accrued expenses and other liabilities	$2,266,237	$3,577,450

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

Crusader has received a number of coronavirus-related business interruption claims. With the exception of one claim for which the investigation is still ongoing, all such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to COVID-19. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest, and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleged that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to COVID-19 and related government orders that limited or halted operations of bars and restaurants. The action further alleged that Crusader acted unreasonably in denying the claims, and it sought as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleged a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021. Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC is due to be filed by August 12, 2022. The Company cannot predict the actions of the Court of Appeals.

Crusader has received seven claims related to civil unrest through July 8, 2022. One claim remains open for potential subrogation. The losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company.  The action is entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Steven Shea ( The action alleges that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code (ii) failure to provide accurate itemized wage statements in violation of the California Labor Code (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code.  The action seeks general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees.   The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader.  Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader.  The Company cannot predict the eventual outcome of the Esparza litigation, whether there will be an ultimate resolution, or any eventual loss, fines or penalties related to the action.  It is the intent of the Company to vigorously defend the action brought against it by Mr. Esparza.

NOTE 12 – REINSURANCE

A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on policies written to a reinsurer that assumes that risk for a premium (ceded premium).  Reinsurance does not legally discharge Crusader from primary liability under its policies.  If the reinsurer fails to meet its obligations, Crusader must nonetheless pay its policy obligations.  Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2021 and 2020, with Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE which are both A+ rated.  Crusader’s retention on losses is $500,0000 under these contracts.  Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer.

The effect of reinsurance on written premium, earned premium, and incurred losses and loss adjustment expenses is as follows:

	Year ended December 31
	2021	2020
Written premium:
Direct	$32,871,625	$36,338,800
Assumed	3,395,010	304,030
Ceded	(11,551,580)	(8,078,748)
Net written premium	$24,715,055	$28,564,082

Earned premium:
Direct	$38,278,730	$36,108,230
Assumed	1,844,931	156,639
Ceded	(11,693,756)	(8,096,701)
Net earned premium	$28,429,905	$28,168,168

	Year ended December 31
	2021	2020
Incurred losses and loss adjustment expenses:
Direct	$35,218,127	$48,971,172
Assumed	836,622	89,204
Ceded	(10,081,909)	(14,417,456)
Net incurred losses and loss adjustment expenses	$25,972,840	$34,642,920

Ceded earned premium as a percentage of gross earned premium (direct and assumed earned premium) was 29% in 2021 and 22% in 2020.

Crusader’s primary excess of loss reinsurance agreements during the years ended December 31, 2021 and 2020 are as follows:

Loss Year	Reinsurers	A.M. Best Rating	Retention

2021	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000
2020	Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE	A+ A+	$500,000

Crusader’s primary excess of loss reinsurance agreements, or treaties, during the years ended December 31, 2021 and 2020, are with Renaissance Reinsurance U.S. Inc. & Hannover Ruck SE, both A+ rated. In calendar years 2021 and 2020, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its clash layer (reinsured losses between $4,000,000 and $8,000,000).  Crusader’s retention on losses is $500,000 under these contracts.

Crusader also has catastrophe (“CAT”) reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies.  These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures.  In calendar years 2021 and 2020, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).  Crusader’s retention on losses is $1,000,000 under these contracts.  In 2022 the catastrophe excess of loss reinsurance treaties was reduced to $16,000,000 with 0% participation and a $1,000,000 retention. Also, Crusader has not had a single CAT claim since 1992.

Crusader also has facultative reinsurance treaties from a highly rated California authorized reinsurance company.  Unlike the excess of loss treaties which cover all risks underwritten by Crusader, the facultative reinsurance treaties cover specific risks for properties with total insured values in excess of $4,000,000, (the property coverage limit of the excess of loss treaties). In calendar year 2020 and during the first five months of 2021, the facultative reinsurance treaties provided coverage for reinsured losses between $4,000,000 and $8,000,000. From June 2021, the facultative reinsurance treaties had two sections which provide coverage for reinsured losses between $4,000,000 and $9,000,000 (Section A) and $4,000,000 and $15,000,000 (Section B) depending on location of the insured risk

On April 1, 2020, Crusader and Unifax entered into a reinsurance arrangement with USIC), pursuant to which USIC would underwrite property and casualty insurance policies by and through Unifax and such policies would be reinsured by Crusader. On September 2, 2020, the Company placed a moratorium on placing any new risks with USIC by Unifax pending negotiations among Crusader, Unifax, and USIC pursuant to the issues raised by the DOI regarding the structure of the reinsurance arrangement and its compliance with the California Insurance Holding Company System Act (the “Insurance Act”).

On November 24, 2020, as a result of such negotiations with the DOI, Crusader, Unifax and USIC agreed to rescind certain agreements by and among USIC, Crusader and Unifax. The effect of such rescissions was that the rescinded agreements were deemed never to have existed and no insurance policies were deemed issued, and no premium deemed written, collected or reported with respect to those agreements.  Further, on November 24, 2020, the parties entered into various restructured arrangements in order to address the issues raised by the DOI with respect to California insurance laws. In particular, the parties eliminated all intercompany duties so that the arrangement would not require prior approval by the DOI under the Insurance Act. Details of the restructured arrangements with USIC include the following:

•	On November 24, 2020, USIC and Crusader entered into a new Quota Share Reinsurance Agreement, effective April 1, 2020, (the “New Reinsurance Agreement”), pursuant to which Crusader will reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax for property, general liability, CMP property, CMP liability and other miscellaneous coverages, subject to certain maximum policy limits. Policies placed with USIC by Unifax and reinsured with Crusader prior to November 24, 2020 remain in place without interruption or change and are subject to the New Reinsurance Agreement.

•	On November 24, 2020, USIC and Unifax entered into a Surplus Line Broker Agreement, effective April 1, 2020 (the “Broker Agreement”), pursuant to which, and subject to the terms, conditions and limitations set forth therein, USIC authorized Unifax to act as its broker and agent for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the New Reinsurance Agreement. Under the Broker Agreement, Unifax is entitled to retain a commission for policies produced based on a percentage of the premiums on business placed with USIC. Unifax has agreed to indemnify and hold USIC harmless from any losses relating to the Broker Agreement. The Broker Agreement may be terminated in specified events, including by any party upon 90 days written notice to the other parties and automatically upon cancellation or termination of the New Reinsurance Agreement.

•	On November 24, 2020, USIC and U.S. Risk Managers, Inc. (“U.S. Risk”), a subsidiary of the Company, entered into a Claims Administration Agreement, effective as of April 1, 2020 (the “Claims Administration Agreement”). Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk, which is a licensed claims adjuster in the state of California, to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the New Reinsurance Agreement. U.S. Risk will be paid a fee by Unifax on behalf of USIC based on a percentage of earned premium. U.S. Risk will establish an account for payment of claims by U.S. Risk (the “Loss Fund Account”) pursuant to the Claims Administration Agreement. Pursuant to the terms of the New Reinsurance Agreement, Crusader will fund the Loss Fund Account provided for in the Claims Administration Agreement on behalf of USIC.U.S. Risk has agreed to indemnify and hold USIC harmless from any losses relating to the Claims Administration Agreement. The Claims Administration Agreement may be terminated in specified events, including by any party upon 90 days written notice to the other parties and automatically upon cancellation or termination of the Broker Agreement.

Termination of Reinsurance Arrangement

On August 31, 2021, Crusader and United Insurance Company ("USIC"), terminated the Quota Share Reinsurance Agreement ( the "Reinsurance Agreement") effective April 1, 2020, by and between Crusader and USIC. Pursuant to the Reinsurance Agreement, Crusader agreed to reinsure all of USIC's liability for policies issued by USIC and produced by Unifax, for property, general liability, commercial multiple peril ("CMP"), liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader's obligations under the Reinsurance Agreement continue after termination but issued after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

On August 31, 2021, as result of the termination of the Reinsurance Agreement, the Surplus Line Broker Agreement (the "broker Agreement") effective April 1, 2020, by and between Unifax and USIC, automatically terminated. pursuant to the Broker agreement, USIC authorized Unifax to act as its broker for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the Reinsurance Agreement. Unifax's obligations under the Broker Agreement continue after termination for insurance business reinsured under the Broker Agreement. Unifax's obligations including handling and servicing of all policies until their expiration.

On August 31, 2021, as a result of the termination of the Broker Agreement, the Claims Administration Agreement (the " Claims Administration Agreement"), effective April 1, 2020, by and between U.S. Risk and USIC, automatically terminated. pursuant to the Claims Administration Agreement, USIC appointed U.S. risk to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the Reinsurance Agreement. Upon termination of the Claims Administration Agreement, U.S. Risk is obligated (unless revoked by USIC) to continue to manage claims during the runoff of the business reinsured.

The Reinsurance Agreement was mutually terminated by Crusader and USIC. There were no early termination penalties incurred as a result of the termination. The Reinsurance Agreement provides for a minimum ceding fee, and, upon termination of the Reinsurance Agreement, the minimum ceding fee was pro-rated to the date of termination unless there were policies issued after the termination of the Reinsurance Agreement. In such case, the minimum ceding fee will continue past the termination of the Reinsurance Agreement until such time as no further policies are issued. USIC waived any additional ceding fees payable under the Reinsurance Agreement under the agreement to terminate that agreement.

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive  credit for the reinsurance ceded to Crusader by USIC. Such security was required because crusader is not authorized to transact insurance in Delaware the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC  was permitted to request additional security for the unearned premium and loss reserves in the event (i) the A.M. Best rating Crusader is at any time reduced; or (ii) the A.M. Best rating of Crusader is at any time removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10%  or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of December 31, 2021, six securities were held as collateral with Comerica, pursuant to the reinsurance trust agreement among crusader, USIC and Comerica to secure payment of Crusader's liabilities and performance of its obligation under the reinsurance with USIC. The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively. The estimated aggregate fair value and amortized cost of these securities was $7,944,916 and $7,836,756, on March 31, 2022, respectively. As of April 30, 2022, the estimated market value decreased to $7,663,701. Such market values are used in the trust fund calculation by USIC . The increase in the security request is a result of a decline in the market value of the securities and an increase in the collateral from 150% to 325% because of Crusade's loss of the AM best rating and the decline in policyholder surplus. If Crusader fails to provide the additional security requested by USIC, USIC may draw down the full amount of the funds in the reinsurance trust agreement. Crusader is reviewing the request of USIC and believes that the asserted loss reserves used in their calculation may be incorrect. Any increase to the reinsurance trust agreement by Crusader will require the consent of the Special examiner. Any drawdown of the reinsurance of the reinsurance trust agreement by USIC may have a materially adverse effect on the financial condition of Unico. As of December 31, 2020, one corporate security, included in available-for-sale fixed maturities, was held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC. The estimated fair value and amortized cost of that security was $824,500 and $787,653 on December 31, 2020, respectively.

Crusader has no reinsurance recoverable balances in dispute.

NOTE 13 – PROFIT SHARING PLAN

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements.  Unico American Corporation is the Plan sponsor and the Plan administrator.  Fidelity Management Trust Company is the Plan trustee.  The Plan is intended to be a qualified retirement plan under the Internal Revenue Code.  Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions that are matched at up to 4%.   Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions which are not matched by the Company.  In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board of Directors.  Beginning in 2023 the Company decided that it will not make this optional contribution.  Participants must be employed by the Company on the last day of the Plan year to be eligible for a contribution.  Participants are eligible to request a distribution of their account balance upon death, retirement, minimum required distributions, and termination of employment.  The Company modified the Plan so that all the participants immediately vested in their plan at December 31, 2021.

Contributions to the Plan are as follows:

Year ended December 31, 2021	$171,205
Year ended December 31, 2020	$154,331

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

Crusader’s statutory capital and surplus are as follows:

As of December 31, 2021	$22,494,454
As of December 31, 2020	$26,893,515

Crusader’s statutory net loss is as follows:

Year ended December 31, 2021	$(1,774,020)
Year ended December 31, 2020	$(12,862,588)

The (“CA DOI”) conducts periodic financial examinations of Crusader. The last exam was performed in 2017.  The Company has complied with all comments and recommendations identified in the report of examination, and none of the issues in that report of examination had any material effect on Crusader.

Crusader is restricted in the amount of dividends it may pay to its parent in any 12-month period without prior approval of the CA DOI.  Generally, without prior regulatory approval, insurance companies may pay a dividend in any 12-month period up to the greater of (a) 10% of its statutory surplus or (b) its statutory net income for the preceding calendar year. Reference is made to Note 1 regarding the Supervision Agreement with CA DOI that requires CA DOI approval of all dividends effective September 7, 2021. The CA DOI advised in April 2021, the Crusader was prohibited from paying dividends during the 2021 and for the years 2022 through 2025. During the years ended December 31, 2021 and 2020, Crusader issued cash dividends of $0 and $4,000,000 to Unico, respectively.

On December 31, 2021 and December 31, 2020, Crusader's RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the year then ended. The RBC Level when coupled with statutory accounting basis combined ratio triggered Company Action Events under the RBC for the years then ended. On March 24, 2021 Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI ( the " 2021 Revised RBC Plan") No action was taken by the CA DOI regarding the 2021 revised RBC Plan. As of December 31, 2021 a second Company Action Event occurred. At December 31, 2021, Crusader's RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”).  As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022. On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information is to be submitted by July 24, 2022.  The CA DOI may accept Crusader’s 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event, or it may request that a revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan.. After the Plans are submitted, the CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader.  Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues.

NOTE 15 – STOCK PLANS

The Company’s 2021 Equity Incentive Plan  (the "Equity Incentive Plan") covers 500,000 shares of Unico's common stock (subject to adjustment in the case of merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, etc.) and was approved by Unico’s stockholders on May 27, 2021.  The Equity Incentive Plan provides for the grant of the following equity-based incentive awards to participants: (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) other stock-based awards.  Through the date of this filing, there have been 44,250 non-qualified stock options granted, 30,000 were forfeited and 14,250 outstanding. and 48,000 restricted stock grants, 31,000 forfeited with 17,000 outstanding under the Equity Incentive Plan, of which none were vested and exercisable.

The exercise price, term, and other conditions applicable to each non-qualified stock option and restricted stock granted under the Equity Incentive Plan are determined by the Company’s Compensation Committee of the Board of Directors.  The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The non-qualified stock options granted under the Plan in 2021 vest 25% on the first anniversary of the grant date and 25% annually thereafter on the anniversary date and expire four years after the date of the grant. The restricted stock grants granted under the Plan in 2021 vest 100% on the fourth anniversary of the grant date.

The Company recognized stock-based compensation expense in the amount of $11,589 for all awards issued under the Equity Incentive Plan in the “Salaries and employee benefits” line item in the Consolidated Statements of Operations for the year ended December 31, 2021.

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

The assumptions used to value each option award granted during the year ended December 31, 2021, are as follows:

Weighted-average grant date fair value	$4.52
Expected dividend yield	0.00%
Expected volatility	96.35%
Risk-free interest rate	0.09%
Expected term (years)	4.00
Expected forfeiture	50.00%

The following table summarizes non-qualified stock option and restricted stock grants activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at December 31, 2020	-	-	-	-
Non-qualified stock option granted	14,250	$4.52	4.00	-
Restricted stock granted	17,000	4.52	4.00	-
Forfeited or expired	(61,000)	4.52	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2021	31,250	$4.52	3.79	-
Exercisable at December 31, 2021	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on December 31, 2021.

Options were granted to employees during 2021.  Unrecognized compensation cost was $152,003 as of December 31, 2021 and is expected to be recognized over a weighted-average exercise period of 3.74 years. As of December 31, 2021, 500,000 shares of the Company’s common stock were available under the Equity Incentive Plan.

NOTE 16 – TAXES ON INCOME

The provision for taxes on income consists of the following:

	Year ended December 31
	2021	2020
Federal expense
Deferred	450,117	3,566,840
Total tax expense	$450,117	$3,566,840

State expense
Current	$8,800	$8,800
Deferred	-	(28,042)
Total tax expense (benefit)	$8,800	$(19,242)

Total expense
Current	$8,800	$8,800
Deferred	450,117	3,538,798
Total tax expense	$458,917	$3,547,598

The income tax provision reflected in the Consolidated Statements of Operations is different than the expected federal income tax rate of 21% on income as shown in the following table:

	Year ended December 31
	2021	2020

Computed income tax benefit at 21%	$(1,095,010)	$(3,768,138)
Tax effect of:
State tax expense (benefit), net of federal tax benefit	137,312	(572,511)
Change in valuation allowance – state net operating losses	(130,360)	557,310
Change in valuation allowance – federal	1,547,392	7,319,959
Other, including nondeductible expenses	3,620	10,920
Other – prior year true up	(4,037)	58
Income tax expense	$458,917	$3,547,598

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year ended December 31
	2021	2020

Deferred tax assets:
Discount on loss reserves	$605,164	$531,845
Unearned premium	599,571	759,659
Unearned commission income	-	438,574
Unearned policy fee income	62,834	127,293
Net operating loss carryforwards	8,584,487	7,769,603
State net operating loss carryforwards	2,509,115	2,402,438
Unrealized losses on investments	-	-
Bad debt reserve	62,673	333,649
Other	474,854	237,803
Total gross deferred tax assets	12,898,698	12,600,864
Less valuation allowance	11,939,459	10,557,080
Total deferred tax assets	$959,239	$2,043,784

Deferred tax liabilities:
Policy acquisition costs	$191,586	$858,705
State tax on undistributed insurance company earnings	25,357	84,219
Federal tax liability on state deferred tax assets	63,456	91,277
Depreciation and amortization	302,073	266,880
Unrealized gains on investments	376,767	742,703
Total deferred tax liabilities	$959,239	$2,043,784

Net deferred tax assets	$-	$-

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

If the Company determines it is more-likely-than-not that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company will reduce the deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a materially adverse effect on the Company’s results of operations and financial condition.  In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between the Company’s projected operating performance and actual results. As a result, management’s judgment is required in assessing the possible need for a deferred tax asset valuation allowance.

As of December 31, 2021, the Company had deferred tax assets of 8,584,487 generated from 40,878,510 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,509,115 generated from state net operating loss carryforwards which begin to expire in 2028.  In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance.  In light of the net losses that were generated in recent years, for the years ended December 31, 2021 and December 31, 2020, the Company has established a full valuation allowance against all deferred tax assets in the amount of $11,939,459 and $10,557,080, respectively.

The current federal effected state tax rate is 6.98%.

The Company and its subsidiaries file consolidated federal and state income tax returns.  Pursuant to the tax allocation agreement, Crusader and AAC are allocated taxes, or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss.  The Company files income tax returns under U.S. federal and various state jurisdictions.  The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2018 and California state income tax authorities for tax returns filed starting at taxable year 2017.  There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted.  Premium taxes are deferred and amortized as the related premium is earned.  The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of December 31, 2021, the Company had no unrecognized tax benefits, no unrecognized additional liabilities or reduction in deferred tax asset, and no uncertain tax positions.  In addition, the Company had not accrued interest and penalties related to unrecognized tax benefits.  However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

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

	December 31	December 31
	2021	2020

2020 Program
Number of shares repurchased	22	857
Cost of shares repurchased
Allocated to retained earnings	$91	$4,071
Allocated to capital	10	422
Total cost of shares repurchased	$101	$4,493

2008 Program
Number of shares repurchased	-	978
Cost of shares repurchased
Allocated to retained earnings	-	$5,760
Allocated to capital	-	480
Total cost of shares repurchased	$-	$6,240

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of December 31, 2020.  The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program. Effective January 2022, the Company suspended the 2020 Program and ceased any further repurchases of its shares from stockholders from the Company.

NOTE 18 – RELATED PARTY TRANSACTIONS

Altonji Consulting, LLC, owned by Gerard Altonji, a member of the Company’s Board of Directors, was engaged to provide consulting services for a $20,000 fee of which $15,000 was paid during the year ended December 31, 2020.

NOTE 19 – LOSS PER SHARE

A reconciliation of the numerator and denominator used in the basic and diluted loss per share calculation is presented as follows:

	Year ended December 31
	2021	2020
Basic Loss Per Share
Net loss numerator	$(5,673,251)	$(21,491,113)

Weighted average shares outstanding denominator	5,304,872	5,305,829

Per share amount	$(1.07)	$(4.05)

Diluted Loss Per Share
Net loss numerator	$(5,673,251)	$(21,491,113)

Weighted average shares outstanding	5,304,872	5,305,829
Effect of diluted securities	-	-
Diluted shares outstanding denominator	5,304,872	5,305,829

Per share amount	$(1.07)	$(4.05)

As of December 31, 2021, and 2020, the Company had no common share equivalents that were excluded in the diluted loss per share calculation for years ended December 31, 2021 and 2020.

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below details the components of accumulated other comprehensive income at year-end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2020	$3,338,414	$(701,067)	$2,637,347
Changes in unrealized loss on available-for-sale securities	(2,025,511)	425,357	$(1,600,154)
Reclassification adjustment for gains included in net loss	(117,903)	24,760	$(93,143)
December 31, 2021	$1,195,000	$(250,950)	$944,050
December 31, 2019	$1,497,299	$(314,433)	$1,182,866
Changes in net unrealized gain on investments	1,905,367	(400,127)	$1,505,240
Reclassification adjustment for net realized gains included in net loss	(64,253)	13,493	$(50,760)
December 31, 2020	$3,338,413	$(701,067)	$2,637,347

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.   Except as disclosed below and elsewhere, no events have occurred subsequent to December 31, 2021 requiring disclosure or recording in the consolidated financial statements.

New Lease

On January 11, 2022, Crusader entered into a sublease agreement (the “New Lease”) with Western General Insurance Company, in Liquidation, a California corporation (“Western General”) for the lease of approximately 4,199 rentable square feet of office space located at 5230 Las Virgenes Road, Suite 100, Calabasas, CA 91302 (the “Premises”). The New Lease is subject and subordinate to that certain Office Lease by and between Western General and Colorado Capital Calabasas LLC, a Delaware limited liability Company, dated August 1, 2021. Crusader intends to use the Premises for its new corporate headquarters.

The term of the New Lease commenced on February 1, 2022 (the “Commencement Date”) and will terminate on January 31, 2023, unless earlier terminated pursuant to the terms of the Lease.

Beginning on the Commencement Date, Crusader is obligated to make monthly rent payments in an amount of $10,539. In addition, Crusader is obligated to pay Western General its proportionate share, 5.45%, of operating expenses. Crusader was also required to deliver to Western General an initial payment of $20,539, $10,000 of which is held by Western General as a refundable security deposit.

Further outsourcing of Claims Processing

In January 2022 Crusader engaged a third-party administrator (“TPA”) outside of the Unico Group of Companies to assist in the claim’s adjudication and settlement process.  This outside TPA will supplement U.S. Risk as the company is in runoff and is expected increased claims activity will be outsourced to the TPA through the remainder of 2022.  The Crusader staff adjust claims and oversees all outside claim services such as attorneys, independent or outside claim adjusters, investigators, and experts, as necessary.  Engagement of this TPA should allow for increased control over paid allocated loss adjustment expenses and reduction the open claims inventory.  The financial impact of engaging the TPA cannot be reasonably estimated at this time

Further Significant Reduction in Premium Trust Account Deficiency with Unifax

In January 2022 Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader.  Unico contributed the computer system at its book value of $1,991,956 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium deficiency. The amount of such deficiency was $275,901 as of March 31, 2022, and $432,900 as of May 31, 2022.

NOTE 22 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2021 and 2020 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2021
Total revenues	$11,471,654	$8,132,605	$8,595,648	$8,188,477
Income (loss) before taxes	$2,542,339	$(1,430,835)	$(2,450,619)	$(3,875,219)
Net income (loss)	$2,267,703	$(1,406,811)	$(2,510,198)	$(4,023,945)
Income (loss) per share: Basic and Diluted	$0.43	$(0.27)	$(0.47)	$(0.76)

Calendar Year 2020
Total revenues	$8,005,181	$7,976,227	$8,259,686	$8,319,017
Loss before taxes	$(1,145,498)	$(384,562)	$(14,345,916)	$(2,067,539)
Net loss	$(1,043,826)	$(434,814)	$(17,940,488)	$(2,071,985)
Loss per share: Basic and Diluted	$(0.20)	$(0.08)	$(3.38)	$(0.39)

NOTE 22 – SUPPLEMENTARY INFORMATION ON LOSS AND ALAE DEVELOPMENT (UNAUDITED)

The following table presents cumulative incurred losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021

2012	$18,511,598	19,532,022	18,895,666	18,344,175	18,050,131	17,914,837	18,235,335	18,355,031	18,327,346	18,353,966
2013		$19,570,946	20,118,343	20,323,841	21,742,580	22,798,398	22,397,394	22,859,132	22,802,931	22,852,457
2014			$16,884,731	15,394,995	14,930,960	17,640,211	18,034,749	17,898,306	18,048,285	17,965,556
2015				$20,452,199	20,840,034	22,471,512	21,707,615	23,006,844	24,495,614	25,332,806
2016					$21,646,663	22,908,016	24,126,775	25,677,378	26,337,621	27,006,706
2017						$21,914,736	23,453,130	23,876,588	25,091,934	26,103,135
2018							$19,048,233	18,099,500	20,670,880	19,179,716
2019								$17,349,941	19,182,851	18,723,515
2020									$24,302,958	22,611,110
2021										$23,198,334

(1)	The information for the years 2012 through 2020 is presented as unaudited required supplementary information.

The following table presents cumulative paid losses and ALAE, net of reinsurance, for years ended December 31:

Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021(1)

2012	$6,719,982	$11,673,621	13,411,125	15,369,629	16,734,967	17,265,513	17,638,646	18,001,581	18,020,565	18,355,881
2013		$7,594,731	10,656,777	14,319,057	19,067,334	21,415,490	21,875,978	22,364,215	22,802,275	22,849,314
2014			$3,826,263	6,082,893	9,173,947	14,556,687	16,843,128	17,487,722	17,806,537	17,817,189
2015				$6,263,796	11,151,955	14,978,639	17,700,688	20,148,880	21,502,400	23,197,570
2016					$7,435,120	12,009,273	15,916,432	21,438,785	23,326,143	24,528,218
2017						$6,405,641	11,503,228	15,289,400	18,869,369	21,188,239
2018							$4,959,689	9,254,754	12,129,118	13,750,695
2019								$4,292,275	7,603,418	10,898,586
2020									$6,004,292	9,769,654
2021										$5,027,785

(1)	The information for the years 2012 through 2020 is presented as unaudited required supplementary information.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company changed auditors in 2021 from JLK Rosenberger, LLP to Marcum, LLP.

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

In connection with the filing of this Form 10-K for the year ended December 31, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in internal control over financial reporting described below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”  Based upon its assessment, the Company’s management believes that as of December 31, 2021, the Company’s internal control over financial reporting was not effective based on these criteria.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, identified the following that was concluded to represent a material weakness in the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

In addition to the items noted above, as the Company continues to evaluate, remediate, and improve our internal control over financial reporting, our management expects to continue to implement additional measures to address control deficiencies and further refine and improve the remediation efforts described above.  Any additional deficiencies that Company management identifies, as well as any remedial actions will be shared and discussed with our Audit Committee and our independent auditors on a quarterly basis.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps described above, there were no other changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance. Board of Directors

The Company’s Bylaws provide for a range of three (3) to eleven (11) directors and allow the Board of Directors to fix the exact number of authorized directors within that range.  The current number of authorized directors is seven (7).

Directors are elected at each Annual Meeting of Stockholders to serve thereafter until their successors have been duly elected and qualified.  The Company’s directors, along with their respective ages, positions with the Company, and the date on which each director was first elected to the Board of Directors, are listed in the following table:

Name	Age	Present Position with Company	First Elected Director

Gerard J. Altonji	66	Director	2020
Erwin Cheldin	91	Director	1969
John B. Keefe, Sr.	68	Director	2020
Joycelyn M. Ray	54	Director	2020
Steven L. Shea	63	Chairman of the Board, Chief Executive Officer, President, Chief Operations Officer, and Director	2020
Jeffrey M. Tuder	49	Director	2020
Kathryn Johnson(1)	62	Director	—

(1)	Ms. Johnson was appointed to the Board of Directors of Unico in December 2021.

Each member of the Board of Directors has extensive management and leadership experience gained through executive and professional service in insurance and other industries.  In these roles, the directors have developed attributes and skills in management of capital, risk, and operations.  This experience with the Company provides the current directors with a thorough understanding of the Company’s policies and processes, rules and regulations, risks and mitigating solutions and controls environment.

Set forth below are the names of the nominees for election to the Board of Directors, along with their present and prior positions, principal occupations and the specific individual qualifications and skills of such directors that contribute to the overall effectiveness of the Board of Directors and its committees.

Gerard J. Altonji has 40 years of experience in various roles with increasing responsibility in the insurance industry.  From 2016 to present, Mr. Altonji has served as President of Altonji Consulting LLC which provides rating agency support, capital management, profitability, and strategic insight to small and medium-sized property & casualty insurance companies.  From 1999 to 2016, Mr. Altonji worked at A.M. Best Rating Services, Inc. eventually as an Assistant Vice President.  Prior to 1999, Mr. Altonji held positions at Risk Enterprise Management, Ltd. (a subsidiary of Zurich Insurance Company), Talegen Holdings, Inc. (previously, Crum & Forster Corp.), Marsh & McLennan, Inc., and CIGNA Group.   The Company believes that Mr. Altonji’s knowledge and expertise in the insurance industry qualify him for service on the Board of Directors.

Erwin Cheldin is the Company’s former President, Chief Executive Officer, and Chairman of the Board.  Mr. Cheldin is a founder of the Company.  He retired from being an employee of the Company effective April 1, 2009.  Mr. Cheldin became an officer and director of the Company in 1969.  Mr. Cheldin has over 50 years of experience in all phases of the property and casualty insurance industry.  The Company believes that Mr. Cheldin’s historical knowledge of the Company and its operations and long-standing service to the Company qualify him for service on the Board of Directors.

Mr. Cheldin is the father of Mr. Cary L. Cheldin, who was the Company’s Chairman of the Board, President, and Chief Executive Officer until August 2020.

John B. Keefe, Sr., has 40 years of experience as a mergers and acquisitions insurance company executive, investment banker and broker, and property and casualty industry equity analyst.  From 2014 to present, Mr. Keefe, has served as President of J. Keefe Insurance, LLC which delivers various consulting services to insurance and investing companies.  From 2008 to 2014, Mr. Keefe, provided mergers and acquisitions services in a senior management capacity at Nationwide Insurance and Harleysville Group.  From 1980 to 2008, Mr. Keefe, held roles of increasing responsibility at various brokerage and investment firms, including Senior Vice President at New York Stock Exchange member firms Ferris, Baker Watts, Inc. and Anderson & Strudwick, Inc.  Mr. Keefe holds the Chartered Financial Analyst designation.  The Company believes that Mr. Keefe’s knowledge and expertise in the insurance and investment industries qualify him for service on the Board of Directors.

Joycelyn M. Ray is an accomplished ethics and compliance professional with significant experience in developing, implementing and managing effective ethics and compliance programs and solutions in global organizational settings.  She has been a compliance leader in the insurance industry since 1994 and has successfully designed, led, and implemented key governance, risk and compliance initiatives nationwide and globally.  Currently, she is working with a local non-profit charter school system in Texas as the Director of Compliance. Prior to that, Ms. Ray served as the Vice President of Corporate Compliance at Tokio Marine HCC for 14 years until she semi-retired in November 2020.  Throughout the course of her 26-year insurance compliance career, Ms. Ray has held compliance positions of increasing responsibility with several successful insurance entities including American General Life Insurance Company, CNA, and Berkley Underwriting Partners, LCC (a division of W.R. Berkley Corp). Ms. Ray also serves on the boards of the David McWilliams YMCA in Houston, Texas and the Sheraton Vistana Resort in Orlando, Texas. The Company believes Ms. Ray’s knowledge and expertise in insurance compliance qualify her for service on the Board of Directors.

Steven L. Shea is a seasoned board level executive with more than thirty-five years of experience in the fields of corporate finance, investment banking and institutional investment management. In October 2021, Mr. Shea was appointed as the Company’s Chief Executive Officer, President, and Chief Operations Officer.  Mr. Shea’s specific areas of expertise include mergers and acquisitions, public and private finance, investment trading, management, and research.  Mr. Shea became an expert in corporate governance and compliance through advisory service to numerous public companies and as a member of the boards of directors of both public and private companies. Since 2015, Mr. Shea has served as a Chairman of the board of directors of Blonder Tongue Labs, Inc., a publicly traded company currently listed on the New York Stock Exchange and has served as a member of their board of directors since 2009. Mr. Shea has also held executive level positions at Tufton Capital Management, LLC (formerly Hardesty Capital Management, LLC), and Ferris, Baker, Watts, Inc. (acquired by Royal Bank of Canada).  The Company believes Mr. Shea’s public company director experience and expertise in capital markets qualify him for service on the Board of Directors.

Jeffrey M. Tuder is the Managing Member of Tremson Capital Management, a private investment firm he founded in 2015.  Prior to founding Tremson, Mr. Tuder served in roles with increasing responsibility at Nassau Capital, Fortress Investment Group, LLC, CapitalSource Finance, LLC, JHL Capital Group, LLC, and, most recently, as the Director of Research for KSA Capital Management, LLC from 2012 until 2015.  Mr. Tuder currently serves as a Director for Inseego Corporation (Nasdaq: INSG) where he is Chairman of the Audit and Compensation Committees, and as a Director for Seachange International (Nasdaq: SEAC), where he is Vice Chairman and Chairman of the Audit Committee.  Previously, Mr. Tuder served as a Director for MRV Communications, Inc. (Nasdaq: MRVC) until August 2017, where he was Chairman of the Audit Committee prior to its sale to Adva Optical Networking. The Company believes Mr. Tuder’s public company Director experience and expertise in private equity and hedge fund investments qualify him for service on the Board of Directors.

Kathryn Johnson is a forensic accountant and expert witness, with over 30 years of accounting and finance experience.  Currently, Ms. Johnson is a Vice President of Forensic Accounting & Economics with J.S. Held LLC, where she specializes in fraud investigations, partnership disputes, business valuations, civil and criminal litigation support, estate and trust accounting analysis and family law.  In addition, Ms. Johnson is currently an adjunct professor at California State University, San Bernardino, the University of Redlands, University of California, Riverside, Cal Poly Pomona and California State University, Long Beach, where she teaches fraud, forensic accounting, auditing, upper division accounting and ethics.  From October 2017 to December 2021, Ms. Johnson was the President and CEO of CPA Forensics Plus, Inc., where she operated her own CPA firm specializing in forensic accounting and tax.  Prior to being appointed as President and CEO of CPA Forensics Plus, Inc. Ms. Johnson was a partner at CPA Forensics Plus, Inc. from April 2013 to September 2017.  Ms. Johnson earned her bachelor’s degree in Business and Accounting from the University of Texas-Arlington.  She also holds a Master of Business Administration from the Pepperdine Grazadio Business School.  Ms. Johnson’s accounting and reporting knowledge qualifies her for service on the Board of Directors and Audit Committee.

The Board of Directors has determined that each of Ms. Ray, Ms. Johnson, and Messrs. Altonji, Keefe, and Tuder, are independent directors as defined by the Nasdaq Listing Rules.  Mr. Shea was an independent director under the Nasdaq Listing Rules until October 2021.

During the year ended December 31, 2021, the Company’s Board of Directors held three (3) regular meetings and twenty-two (22) special meetings.  The independent directors met without any management directors or employees present two (2) times during the year ended December 31, 2021.  Non-employee directors received an annual retainer of $15,000, payable in equal quarterly installments and the following positions received additional compensation per year:

Committee	Chairperson	Member

Audit Committee	$6,000	$4,000
Compensation Committee	$2,500	$2,000
Nominating & Corporate Governance (“NGC”) Committee	$2,500	$2,000

Ms. Ray and Messrs. Altonji, Cheldin, Keefe and Tuder attended at least 75% of all meetings of the Board of Directors and the committees on which they served.  Mr. Shea attended all combined total meetings of the Board of Directors and the committees on which he served through his appointment as Chief Executive Officer of Unico on October 25, 2021.  Ms. Johnson attended all meetings of the Board of Directors and the Audit Committees after her appointment in December 2021.

Director Compensation

The compensation of the Company’s non-employee directors paid by the Company for the last completed fiscal year is as follows:

Name	Director’s Fee $	Audit Committee Fees $	Compensation Committee Fees $	NGC Committee Fees $	Fees Earned or Paid in Cash $	Total Fees $

Gerard J. Altonji	15,000	-	2,000	2,500	19,500	19,500
Ronald A. Closser(1)	-	-	-	-	-	-
John B. Keefe, Sr.	15,000	4,000	-	2,000	21,000	21,000
Joycelyn M. Ray	15,000	-	2,500	2,000	19,500	19,500
Steven L. Shea(2)	15,000	4,000	2,000	2,000	23,000	23,000
Jeffrey M. Tuder	15,000	6,000	2,000	-	23,000	23,000
Erwin Cheldin	15,000	-	-	-	15,000	15,000
Kathryn Johnson (3)	-	-	-	-	-	-

(1)	Mr. Closser resigned from the Board of Directors effective February 17, 2021.
(2)

Mr. Shea was a non-employee director until October 2021, when he became an executive officer of the Company and received compensation as a non-employee director until he became an executive officer. The amount of Mr. Shea's compensation as a non-employee director is included in the "All Other Compensation" column of the Summary Compensation Table.

(3)	Ms. Johnson was appointed to the Board of Directors in December 2021.

The Company’s Directors did not receive equity awards, and therefore none of the Directors had outstanding options or stock awards at December 31, 2021.

Board Leadership Structure

The Company’s current seven-member Board is led by its Chairman and Chief Executive Officer, Mr. Shea.  Other Board members include Mr. Erwin Cheldin, the retired Chairman, President, and Chief Executive Officer, and five independent directors.  The Board does not have a lead independent director.

In October 2021, when Mr. Shea was appointed as the Company’s Chief Executive Officer, President and Chief Operations Officer, the Chairman and Chief Executive Officer positions were combined.  In March 2021, the Board had separated the roles of Chairman of the Board and Chief Executive Officer of the Company.   Prior to February 2021, the roles had been combined.  In light of the Company’s current circumstances, including the runoff of Crusader, the Board of Directors has determined that combining the Chairman and Chief Executive Officer positions is the appropriate leadership structure for the Company at this time and provides clear accountability, effective decision making and alignment on corporate strategy, as well as facilitating effective communication between management and the independent directors.  The Board believes that Mr. Shea is best positioned to chair regular board meetings and ensure that key business and operational issues and risks are bought to the attention of the Board and the applicable committees.

The Board of Directors is primarily responsible for assessing risks associated with the Company’s business.  However, the Board delegates certain responsibilities to committees of the Board of Directors, including certain risk oversight responsibilities to the Audit Committee.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members presently consist of Messrs. Tuder (Chair), Keefe, and Ms. Johnson. Mr. Shea was on the Audit Committee until October, 2021 at which time he was appointed as the Company’s Chief Executive Officer.  The Audit Committee of the Board of Directors oversees the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements.  The Audit Committee also reviews, with management, the Company’s policies and procedures with respect to risk assessment and risk management, including reviewing certain risks associated with the Company’s financial and accounting systems, accounting policies, investment strategies, regulatory compliance, insurance programs and other matters.

The Audit Committee has a written charter, a copy of which was attached to the Proxy Statement filed with respect to the annual meeting held on May 23, 2019.  The Audit Committee met nine (9) times during the year ended December 31, 2021 and held two (2) meeting subsequent to the year ended December 31, 2021, to discuss accounting and financial statement matters related to the fiscal year ended December 31, 2021.  Messrs. Tuder, Keefe, and Ms. Johnson are independent and are in compliance with the independent standards applicable to audit committee members contained in the Nasdaq Listing Rules.  The Board of Directors has determined that each of Messrs. Tuder, Keefe and Ms. Johnson qualify as an “Audit Committee Financial Expert” as that term is defined in the rules and regulations established by the SEC.

The Board of Directors has established a Compensation Committee presently consisting of Ms. Ray (Chair) and Messrs. Altonji and Tuder, all of whom are independent and are in compliance with the independent standards applicable to compensation committee members contained in the Nasdaq Listing Rules.  Mr. Shea was on the Compensation Committee until October 2021 at which time he was appointed as the Company’s Chief Executive Officer.  The Company’s compensation program is designed to provide executive officers with total compensation commensurate with responsibilities and competitive with compensation provided to executives in like positions, as determined by the Compensation Committee.  The Compensation Committee considers and recommends to the Board of Directors compensation for executive officers.  The Compensation Committee met four (4) times during the year ended December 31, 2021 and held one meeting subsequent to the year ended December 31, 2021. The Compensation Committee has a written charter, a copy of which was attached to the Proxy Statement filed with respect to the annual meeting held on May 23, 2019.

The Board of Directors has established a Nominating & Corporate Governance Committee presently consisting of Messrs. Altonji (Chair) and Keefe and Ms. Ray, all of whom are independent and are in compliance with the independent standards applicable to nominating & corporate governance committee members contained in the Nasdaq Listing Rules.  The Nominating & Corporate Governance Committee reviews, advises and makes recommendations to the Board with respect to corporate governance matters, oversees periodic evaluations of the Board and Board committees, including establishing criteria to be used in connection with such evaluations, and advises the Board with respect to Board composition, procedures, and committees.  The Nominating & Corporate Governance Committee met four (4) times during the year ended December 31, 2021 and held one meeting subsequent to the year ended December 31, 2021.  The Nominating & Corporate Governance Committee has a written charter, a copy of which was attached to the Proxy Statement filed with respect to the annual meeting held on May 23, 2019.

The Nominating & Corporate Governance Committee does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders.  The Nominating & Corporate Governance Committee, however, would consider qualified nominees recommended by stockholders.  Stockholders who wish to recommend a qualified nominee should submit complete information as to the identity and qualifications of the person recommended to the Secretary of the Company at 5230 Las Virgenes Road, Calabasas, CA 91302.  The Nominating & Corporate Governance Committee generally requires that nominees be persons of sound ethical character, be able to represent all stockholders fairly, have no material conflicts of interest, have demonstrated professional achievement, had meaningful experience, and have a general appreciation of the major business issues facing the Company.  The Nominating & Corporate Governance Committee does not have a formal policy regarding diversity, but as described above, considers a broad range of attributes and characteristics in identifying and evaluating nominees for election to the Board of Directors.  The Nominating & Corporate Governance Committee views diversity broadly to include diversity of experience, skills, and viewpoint in addition to more traditional diversity concepts.  Absent special circumstances, the Nominating & Corporate Governance Committee will continue to nominate qualified incumbent directors whom the Nominating & Corporate Governance Committee believes will continue to make important contributions to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

No present member of the Compensation Committee is, or has been at any time, an officer or employee, nor has any member had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of the Company’s executive officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any nonaffiliated entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation Committee.

Communications with the Board of Directors

The Company provides a process for stockholders to send communications to the Board of Directors or any of the directors.  Stockholders may send written communications to the Board of Directors or any director, c/o Secretary, Unico American Corporation, 5230 Las Virgenes Road, Calabasas, CA 91302.  All communications will be compiled by the Secretary of the Company and will be submitted to the members of the Board of Directors or to the individual director to whom it was addressed on a periodic basis.  The Company does not have a policy with regard to directors’ attendance at the Annual Meeting of Stockholders. All of the directors, except Ms. Johnson, attended the 2021 Annual Meeting of Stockholders.

Anti-Hedging and Pledging Policy

The Board has adopted an Insider Trading Policy that prohibits all of the Company’s directors, officers, employees and consultants (“covered individuals”) from hedging, engaging in short sales, transacting in publicly traded options, and pledging securities of the Company.

Hedging. Certain hedging and monetization transactions, such as zero-cost collars and forward sale contracts, involve the establishment of a short position in securities of the Company and limit or eliminate the covered individual’s ability to profit from an increase in the value of securities of the Company. Accordingly, these transactions can cause a covered individual’s interests to be misaligned with other stockholders of the Company. The Company therefore prohibits covered individuals from engaging in all hedging and monetization transactions involving securities of the Company.

Short Sales. Short sales of securities of the Company evidence an expectation on the part of the seller that the securities will decline in value, and signal to the market a lack of confidence in the Company or its short-term prospects. Short sales may also reduce the seller’s incentive to improve Company performance. The Company therefore prohibits short sales by covered individuals.

Publicly Traded Options. A transaction in options is essentially a bet on the short-term movement of the Company’s stock and can therefore create the appearance that a covered individual is trading based on inside information. These transactions may also focus a covered individual’s attention on short-term performance at the expense of the Company’s long-term objectives.  The Company therefore prohibits transactions in puts, calls and other derivative securities involving Company stock by covered individuals.

Pledging. Securities of the Company held in a margin account or pledged as collateral for a loan may be sold without the covered individual’s consent if he or she fails to meet a margin call or defaults on a loan, which may occur at a time when the covered individual is aware of material nonpublic information or is otherwise not permitted to trade in Company securities. Therefore, these activities are prohibited for covered individuals.

Executive Officers

The executive officers of the Company, along with their respective ages and positions as of May 31, 2022, are as follows:

Name	Age	Present Position with Company

Steven L. Shea (1)	63	Chairman of the Board, President, Chief Executive Officer, Chief Operations Officer, and Director
Jennifer E. Ziegler (2)	56	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

(1)	Mr. Shea was appointed President and Chief Executive Officer on October 25, 2021. Biographical Information concerning Mr. Shea is set forth above under the caption “Board of Directors.”

(2)	Ms. Ziegler was appointed Executive Vice President, Chief Financial Officer and Treasurer, effective October 15, 2021.

Jennifer E. Ziegler has served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since October 2021.  Ms. Ziegler, age 56, serves as a Managing Director and Office Director at Berkeley Research Group (“BRG”), a global consulting group, where she has held various positions since 2013 . In addition to her responsibilities at BRG, from February 2016 to January 2017, Ms. Ziegler served as the interim Chief Financial Officer for Mental Health Systems, Inc., a not-for-profit health provider. Ms. Ziegler is a Certified Public Accountant CPA who regularly provides accounting expertise in forensic accounting, SEC reporting, litigation support, expert witness testimony and fraud investigations in a wide range of industries.  Earlier in her career, Ms. Ziegler acted as a Big Four external auditor to public insurance companies. Ms. Ziegler also holds the Certified in Financial Forensics, Chartered Global Management Accountant (CGMA) and Certified Fraud Examiner designations. She earned a B.S. Degree in Business Administration Emphasis in Accounting from California State University, Northridge.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics may be obtained without charge upon written request to the Secretary, Unico American Corporation, 5230 Las Virgenes Road, Calabasas, CA 91302.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf.  To the Company's knowledge, based solely on review of copies of reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than 10% beneficial owners were complied with, except that (i) the initial Form 3s for Ms. Ray and Messrs. Altonji, Keefe, Shea and Tuder, and one Form 4 for Mr. Keefe, which were due in 2020, and (ii) the initial Form 3s for Ms. Ziegler and Ms. Johnson, which were due in 2021, were not filed within the required periods.

Item 11.  Executive Compensation.

Summary of Executive Compensation

Summary Compensation Table

The following table sets for the information for years ended December 31, 2021, and 2020, as to executive compensation paid to the Company’s named executive officers:

	YEAR	SALARY	BONUS	STOCK AWARD	OPTION AWARD	All OTHER COMPENSATION (1)	TOTAL
Steven L. Shea (2)	2021	33,231	-	-	-	26,148	59,379
President and Chief Executive Officer	2020	-	-	-	-	-	-
Michael Budnitsky (4)	2021	325,291	25,000	56,500	56,500	170,446	633,737
President and Chief Executive Officer	2020	253,888	37,500	-	-	28,320	319,708
Ronald A. Closser (6)	2021	88,290	-	-	-	100	88,390
President and Chief Executive Officer	2020	232,000	-	-	-	-	232,000
Cary L. Cheldin (7)	2021	-	-	-	-	39,600	39,600
President and Chief Executive Officer	2020	314,428	54,000	-	-	1,451,775	1,820,203
Jennifer Ziegler (3)	2021	21,318	-	-	-	-	21,318
CFO, Treasurer and Secretary	2020	-	-	-	-	-	-
Renai Effarah (8)	2021	190,452	-	33,900	33,900	13,877	272,129
Chief Financial Officer	2020	-	-	-	-	-	-
Donny J. Esparza (5)	2021	262,736	25,000	13,560	18,080	31,835	351,211
Senior VP of Marketing and Distribution	2020	55,536	25,000	-	-	5,239	85,775

(1)	See “All Other Compensation” table below.
(2)	Mr. Shea was appointed President, Chief Executive Officer and Chief Operations Officer on October 25, 2021.
(3)	Ms. Ziegler was appointed Chief Financial Officer, Treasurer and Secretary through her employer BRG in effective October 15, 2021.
(4)

Mr. Budnitsky was appointed interim Chief Executive Officer and President in February 2021, and Chief Operations Officer in June 2021. Mr. Budnitsky was removed as Chief Executive Officer, President, and Chief Operations Officer in October 2021, and he left the Company in December 2021.

(5)	Mr. Esparza was appointed the Senior VP of Marketing and Distribution in 2020 until he was terminated in a work force reduction effective December 2021.
(6)

Mr. Closser was appointed to serve as the Company’s President, interim Chief Executive Officer, and Chairman of the Board on August 10, 2020. Mr. Closser left the position of the Company’s President and Chief Executive Officer on February 10, 2021. Mr. Closser resigned from the position of the Chairman and member of the board of directors on February 17, 2021.

(7)

Mr. Cheldin resigned and retired as the Company’s President and Chief Executive Officer and Chairman and member of the board of directors on August 10, 2020. The 2020 salary includes amounts owed to Mr. Cheldin through August 10, 2020. See “All Other Compensation” for a description of the amounts paid to Mr. Cheldin in connection with his resignation and retirement.

(8)	Ms. Effarah was appointed Chief Financial Officer and Treasurer in July 2021 and resigned such positions, in October 2021.

All Other Compensation

The following table summarizes all other compensation paid or earned by the named executive officers noted above for the years ended December 31, 2021.

Name	Year	Perquisites and Other Personal Benefits (1)	Contribution to Profit Sharing Plan (2)	Severance	Director's Fees	Total
Steven L. Shea	2021	3,148	-	-	23,000	26,148
Jennifer Ziegler	2021	-	-	-	-	-
Michael Budnitsky	2021	20,424	18,484	131,538	-	170,446
Donny J. Esparza	2021	24,797	7,038	-	-	31,835
Ronald A. Closser	2021	100	-	-	-	100
Cary L. Cheldin	2021	39,600	-	-	-	39,600
David A. Lawless	2021	-	-	-	-	-
Renai Effarah	2021	1,095	12,782	-	-	13,877

(1)	Represents payments for medical, dental, life, and disability insurance.
(2)

Represents amounts contributed or accrued to the person’s account under the Unico American Corporation Profit Sharing Plan (the “Plan”), all of which are vested. See more information about the Plan in the “Profit Sharing Plan.”

The Company's compensation policies for executive officers seek to align the Company's executive officers' interests and motivations with those of the Company's stockholders by rewarding both short and long-term objectives. Overall compensation of the Company's executive officers should provide a competitive level of total compensation that enables the Company to attract, retain and incentivize highly qualified executive officers with the background and experience necessary to lead the Company and achieve its business goals.

Pay Ratio Disclosure

The Company is currently considered a “smaller reporting company” for the purposes of the SEC’s executive compensation disclosure rules.  The Company has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies and has therefore omitted the pay ratio disclosure required under Item 402(u) of Regulation S-K.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, none of the named executive officers of the Company held any unexercised stock options, restricted stock, unvested stock awards, or grants, or other equity incentive plan awards.

The following named executive officers received awards of options and restricted stock, all of which awards were forfeited in 2021:

Name	Department	Title	Options	Grants	Total
Mike Budnitsky	Executive	President (Interim)	12,500	12,500	$25,000
Renai Effarah	Accounting	VP, Controller	7,500	7,500	15,000
Don Esparza	Marketing		3,000	4,000	7,000
SVP, Marketing & Distribution

		Granted and Forfeited	23,000	24,000	47,000

Employment Agreements

On October 19, 2021, the Board of Directors of Unico American Corporation approved the appointment of Jennifer E. Ziegler to Executive Vice President, Chief Financial Officer and Treasurer of the Company, effective October 15, 2021. Ms. Ziegler is a Managing Director and Office director at Berkeley Research Group (“BRG”), a global consulting group. In connection with Ms. Ziegler’s appointment, on October 19, 2021, the Company and Crusader entered into (i) a Memorandum of Understanding with Ms. Ziegler and BRG (the “MOU”) and (ii) an Engagement Letter with BRG (the “Engagement Letter”, and together with the MOU, the “Agreements”). As compensation for the services provided by Ms. Ziegler, the Agreements provide that BRG will receive a monthly fixed fee payment of $20,833 and payment for certain direct out-of-pocket expense from the Company.  Pursuant to the terms of the Agreements, the Company has agreed to indemnify Ms. Ziegler, BRG and their affiliates, partners, directors, officers, employees, and agents against certain liabilities arising out of the engagement of Ms. Ziegler and BRG under the Agreements. The Company and Crusader have also agreed to enter into indemnification agreements with Ms. Ziegler, which were approved by the Supervising Examiner of Crusader under the Administrative Supervision Agreement, dated September 7, 2021, between the California Department of Insurance and Crusader.

On October 25, 2021, the Board of Directors appointed Steven L. Shea, as Chief Executive Officer, President, and Chief Operations Officer of the Company, Crusader and the Company’s other subsidiaries, In connection with Mr. Shea’s appointment the Company agreed to pay Mr. Shea a monthly salary of $18,000, as well as reasonable out-of-pocket expenses incurred by Mr. Shea in connection with his services. Mr. Shea will be entitled to regular benefits as an employee but will not accrue any time off or entitled to any Company Bonus Incentive Programs and Severance Policies as communicated in the Company’s handbook.  This does not preclude Mr. Shea from receiving a bonus from the Board of Directors if they so choose.

In December 2021, Michael Budnitsky, the former as the Chief Executive Officer, President, Chief Operations Officer of the Company left the Company and received $131,538 in severance in accordance with the Company’s severance plan adopted in 2020.

Interim Employment Agreement with Ronald A. Closser

In connection with the retirement of the Company’s CEO, Mr. Cary Cheldin, during 2020, effective as of August 10, 2020, the Board appointed Mr. Closser to serve as the Company’s President, interim Chief Executive Officer, and Chairman of the Board. Mr. Closser previously served an independent director on the Board and as the Chairman of the Compensation Committee and Nominating & Corporate Governance Committee of the Board. In connection with Mr. Closser’s appointment, the Company entered into an Interim Employment Agreement with Mr. Closser on August 10, 2020 (the “Interim Employment Agreement”). The term of the Interim Employment Agreement (the “ Term”) commenced as of August 10, 2020, and would continue on a month-to-month basis until Mr. Closser’s employment with the Company was terminated by the Board with thirty days’ advanced written notice. Mr. Closser was permitted to terminate his employment as President and interim CEO upon providing thirty days’ advance written notice; provided, however, that Mr. Closser was required to serve as President and interim CEO for a period of not less than six months, to the extent requested by the Company.

The Interim Employment Agreement provided that Mr. Closser would receive as his sole compensation, a monthly salary of $50,000 (prorated, if applicable) during the Term. Mr. Closser also was entitled to reimbursement of reasonable, documented, out-of-pocket business expenses and to participate in such employee and executive benefit plans and programs as the Company may offer from time to time to its executives, subject to the terms and conditions of such plans. Following the execution of the Interim Employment Agreement, Mr. Closser no longer received compensation for his service as a member of the Board. The Interim Employment Agreement terminated on February 10, 2021, when Mr. Closser left his position as the interim President and Chief Executive Officer of the Company.

Profit Sharing Plan

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements.  Unico American Corporation is the Plan sponsor and the Plan administrator.  Fidelity Management Trust Company is the Plan trustee.  The Plan is intended to be a qualified retirement plan under the Internal Revenue Code.  Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions that are matched at up to 4%.   Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions which are not matched by the Company.  In addition, pursuant to the terms of the Plan, the Company may contribute to participants an amount determined by the Board of Directors.  Beginning in 2023 the Company decided that it will not make this optional contribution.  Participants must be employed by the Company on the last day of the Plan year to be eligible for a contribution.  Participants are eligible to request a distribution of their account balance upon death, retirement, minimum required distributions, and termination of employment.  The Company modified the Plan so that all the participants immediately vested in their plan at December 31, 2021.

Report of the Audit Committee

Neither the following report of the Audit Committee nor any other information included in this Form 10-K pursuant to Item 407(d)1-3 of Regulation S-K constitutes “soliciting material” and none of such information should be deemed to be “filed” with the Securities and Exchange Commission or incorporated by reference into any other filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference in any of those filings.

Management is responsible for the Company’s financial reporting process including its system of internal control and for the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).  The Company’s independent auditors are responsible for auditing those consolidated financial statements.  Our responsibility is to monitor and oversee these processes.  It is not our duty or our responsibility to conduct auditing or accounting reviews or auditing or accounting procedures.  We are not employees of the Company; and we may not be, and we may not represent ourselves to be or to serve as, accountants or auditors by profession or experts in the fields of accounting or auditing.  Therefore, we have relied on management’s representation that the consolidated financial statements have been prepared with integrity and objectivity and in conformity with GAAP and on the representations of the independent auditors included in their report on the Company’s consolidated financial statements.  Our oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.  Furthermore, our considerations and discussions with management and the independent auditors do not assure that the Company’s consolidated financial statements are presented in accordance with GAAP, that the audit of the Company’s consolidated financial statements has been carried out in accordance with auditing standards generally accepted in the United States of America, or that the Company’s independent accountants are in fact “independent.”

The Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2021, with the Company’s management.

The Audit Committee has discussed with Marcum LLP the matters required to be discussed pursuant to Statement of Auditing Standards No. 61, “Communication with Audit Committees,” as amended and as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T.  Additionally, the Audit Committee has received the written disclosures and the letter from JLK Rosenberger LLP, the Company’s independent registered public accounting firm, required by applicable requirements of the PCAOB regarding JLK Rosenberger LLP’s communications with the Audit Committee concerning independence, and has discussed with JLK Rosenberger LLP its independence.

Based on the review and discussions described above, the Audit Committee recommended to the Board of Directors of the Company that the audited consolidated financial statements of the Company be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Members of the Audit Committee

Jeffrey M. Tuder
John B. Keefe, Sr.
Kathryn Johnson

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2022, the names and holdings of all persons who are known by the Company to own beneficially more than 5% of its outstanding common stock, its only class of outstanding voting securities, and the beneficial ownership of such securities held by each director, executive officer, and all executive officers and directors as a group. Unless otherwise indicated, the Company believes that each of the persons and entities set forth below has the sole power to vote and dispose of the shares listed opposite his or its name as beneficially owned by him or it. Except as otherwise noted below, the street address of each beneficial owner is c/o Unico American Corporation, 5230 Las Virgenes Road, Calabasas, CA 91302.

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percent Of Class

Certain Beneficial Owners
Erwin Cheldin	2,353,717	44.4%

Ambina Unico Holdings LLC (1) 309 Greenwich Ave, Suite 201, Greenwich, CT 06830	528,352	10%

The Lion Fund, L.P., Sardar Biglari and Biglari Capital Corp. (2) 17802 IH 10 West, Suite 400, San Antonio TX 78257	527,100	9.9%

Dimensional Fund Advisors LP (3) Building One 6300 Bee Cave Road, Austin TX 78746	350,837	6.6%

Executive Officers and Directors	Amount Beneficially Owned	Percent Of Class
Erwin Cheldin	2,353,717	44.4%
John B. Keefe, Sr.	2,000	*	%
Gerard J. Altonji	—	*	%
Joycelyn M. Ray	—	*	%
Steven L. Shea	—	*	%
Jennifer Ziegler
Kathryn Johnson	—	*	%
Jeffrey M. Tuder	—	*	%
All executive officers, directors, and director nominees as a group (8 persons)	2,355,717	44.4%

*	Denotes less than 1%.
	(1)	Per Schedule 13D/A dated June 24, 2021
	(2)	Per Form 13F dated February 14, 2022
	(3)	Per Schedule 13G/A dated February 8, 2022

Equity Compensation Plan Information

The table below sets forth information with respect to our 2021 Equity Incentive Plan, which is our only equity compensation plan under which our equity securities are authorized for issuance as of December 31, 2021.

			(c) Number of securities
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and vesting of RSUs	(b) Weighted average exercise price of outstanding options (1)	remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	-	$4.52	100,000
Equity Compensation Plans Not Approved by Stockholders	-
Total	-	$4.52	100,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

RELATED-PARTY TRANSACTIONS

The Company has entered into indemnification agreements with each of its directors and its current executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Nevada law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

For information regarding employment agreements and agreements related to severance and retirement of certain officers of the Company, please see “Item 11 — Executive Compensation and Other Information — Employment Agreements.”

Altonji Consulting, LLC, owned by Mr. Altonji, a director of the Company, provided consulting services under a contract. The total cost of the services was $20,000 of which Altonji Consulting, LLC, received $15,000 and $5,000 in 2020 and 2021, respectively. All services were provided, and the contract is completed.

Policies and Procedures Regarding Related Party Transactions

The Board recognizes that related-party transactions present a heightened risk of conflicts of interest. Other than as described above, we are currently not party to any transactions with related parties. Related-party transactions have been proposed infrequently, and given the size of the Company, the management team and the Board, the Company believes that such proposed transactions are capable of being appropriately considered on a case-by-case basis. The Audit Committee will review any potential related-party transactions as they arise and are reported to the Board or the Audit Committee, regardless of whether the transactions are reportable pursuant to Item 404 of Regulation S-K. For any related-party transaction to be consummated or to continue, the disinterested members of the Audit Committee must approve or ratify the transaction. Additionally, on an annual basis, the Company distributes a directors and officers questionnaire to all executive officers and directors of the Company. The Company reviews responses provided on the questionnaires to ensure any transactions with executive officers or directors are approved as described above and disclosed in compliance under Item 404(a) of Regulation S-K.

Director Independence

For information regarding the independence of members of the Company’s Board of Directors, as well as committees thereof, please see “Item 10—Board of Directors and—Committees of the Board of Directors.”

Item 14.  Principal Accountant Fees and Services.

JLK Rosenberger LLP served as the Company’s independent auditors from 2015 through 2020. Marcum, LLP became the independent auditors starting in 2021. The Audit Committee selected Marcum to continue as the Company’s auditors and to audit the books and other records of the Company for the year ended December 31, 2021.

AUDIT AND NON-AUDIT FEES

Audit Fees

The aggregate fees billed by JLK Rosenberger LLP for professional services rendered for the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2020, and for the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended December 31, 2021 and 2020, were approximately $171,200 and $208,890, respectively.

The aggregate fees billed by Marcum LLP for professional services rendered for the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2021, and for the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended December 31, 2021 was approximately $120,841.

Tax Fees

There were no services rendered or fees billed for tax compliance, consulting, or planning services by Marcum LLP, or JLK Rosenberger LLP for either of the fiscal years ended December 31, 2021 and 2020.

All Other Fees

There were no other fees billed for products and services provided by either JLK Rosenberger LLP or Marcum LLP, for either of the fiscal years ended December 31, 2021 and 2020.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the Company’s independent auditors.

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules, and Exhibits:

1.  Financial statements:

The consolidated financial statements for the fiscal year ended December 31, 2021, are contained herein as listed in the Index to Consolidated Financial Statements on Page 57.

2.  Financial schedules:

Schedules are omitted, since they are not applicable, not required, or the information required being set forth is included in the consolidated financial statements or notes.

3.  Exhibits:

3.1	Restated Articles of Incorporation of Registrant. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2021).
3.2	Second Amended and Restated Bylaws, as amended, of Registrant. (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8‑K filed on July 16, 2019).
3.3

Amendment No. 1 to Second Amended and Restated Bylaws effective December 9, 2019. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8‑K filed on December 11, 2019).

3.4

Amendment No. 2 to Second Amended and Restated Bylaws effective January 10, 2020. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8‑K filed on January 14, 2020).

10.1	The Unico American Corporation 2021 Equity Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Proxy Statement for the Annual Meeting of Stockholder held on May 27, 2021) #
10.2

Memorandum of Understanding, Retention of Jennifer E. Ziegler as Chief Executive Officer of Unico American Corporation, Crusader Insurance Company, and the Other Subsidiaries of Unico American Corporation, dated October 19, 2021, by and among Unico American Corporation, Crusader Insurance Company, Jennifer Ziegler and Berkeley Research Group LLC (Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on October 22, 2021)#

10.3	Berkeley Research Group, LLC Engagement Letter, dated October 19, 2021 (Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on October 22, 2021)#[1]
10.4

Form of Indemnification Agreement. (Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10‑K for the fiscal year ended December, 31, 2017, filed on April 27, 2018.)#

10.5

Letter Agreement, dated August 10, 2020, from Unico American Corporation to Cary L. Cheldin (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 12, 2020).

10.6

Sublease Agreement by and between Western General Insurance Company, in Liquidation, and Crusader Insurance Company (Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on January 18, 2022)

10.7

Standard Multi-Tenant Office Lease – Net, dated January 28, 2021, by and among Crusader Insurance Company and Mureau Road, LLC. (Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 31, 2021).

10.8

Rescission Agreement to the Quota Share Reinsurance Agreement dated April 1, 2020, by and among Crusader Insurance Company and United Specialty Insurance Company. (Incorporated herein by reference to Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2020).

10.9

Rescission Agreement to the General Agency Agreement dated April 1, 2020, by and among Unifax Insurance Systems, Inc., and United Specialty Insurance Company. (Incorporated herein by reference to Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2020).

10.10*

Quota Share Reinsurance Agreement, effective April 1, 2020, by and between Crusader Insurance Company and United Specialty Insurance Company. (Incorporated herein by reference to Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2020).

10.11*

Surplus Line Broker Agreement, effective April 1, 2020, by and between Unifax Insurance Systems, Inc., and United Specialty Insurance Company. (Incorporated herein by reference to Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2020).

10.12*

Claims Administration Agreement, effective as of April 1, 2020, by and among U.S. Risk Managers, Inc., a subsidiary of the Registrant, and United Specialty Insurance Company. (Incorporated herein by reference to Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2020).

10.13

Reinsurance trust agreement entered into by and among Crusader Insurance Company and United Specialty Insurance Company held by Comerica Bank & Trust, National Association Trustee, effective April 1, 2020. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 10-Q filed on May 15, 2020).

10.14	Administrative Supervision Agreement, dated as of September 7, 2021 (Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on September 13, 2021)
21	Subsidiaries of Registrant.
23.1	Consent of JLK Rosenberger LLP.
23.2	Consent of Marcum LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholder’s Equity; and (vi) the Notes to Consolidated Financial Statements.**

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

PART IV

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO AMERICAN CORPORATION

By:	/s/ Steven L. Shea
Steven L. Shea
President and Chief
Executive Officer

Date:	July 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, including a majority of the Board of Directors of the Registrant.

Signature	Title	Date

/s/ Steven L. Shea
Steven L. Shea	Chief Executive Officer, President, (Principal Executive Officer)	July 11, 2022

/s/ Jennifer E. Ziegler
Jennifer E. Ziegler	Chief Financial Officer, Treasurer, Secretary, (Principal Accounting Officer and Principal Financial Officer)	July 11, 2022
/s/ Gerard J. Altonji	Director	July 11, 2022
Gerard J. Altonji

/s/ Erwin Cheldin
Erwin Cheldin	Director	July 11, 2022

/s/ John B. Keefe, Sr.	Director	July 11, 2022
John B. Keefe, Sr.
/s/ Joycelyn M. Ray	Director	July 11, 2022
Joycelyn M. Ray
/s/ Kathryn A. Johnson	Director	July 11, 2022
Kathryn A. Johnson

/s/ Jeffrey M. Tuder	Director	July 11, 2022
Jeffrey M. Tuder

