Form 10-K/A
period 2021-12-31
UNICO AMERICAN CORP
filed 2022-07-12
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

   Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on July 11, 2021 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Part II, Item 8 , note 22 to the financial statements on page 92 of the Original Filing to include a tabular presentation of the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2021 (the “Omitted Disclosure”), which was inadvertently omitted from the Original Filing.  For convenience, we are refiling the entire Annual Report on Form 10-K, as amended, including the Omitted Disclosure, and certifications by our principal executive officer and principal financial officer, which are being filed as Exhibits 31.1, 31.2 and 32.1.

Except as described above, no other information included in the Original Filing is amended or changed by the Amendment. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way.

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

PART I

Item 1.  Business.

OVERVIEW

General

Unico American Corporation is an insurance holding company. Unico’s insurance company subsidiary Crusader Insurance Company (“Crusader”) has historically underwritten commercial property and casualty insurance. The Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provides marketing (except for Crusader) and continues to provide various underwriting support services related to property, casualty, health and life insurance. The Company’s subsidiary American Acceptance Company (“AAC”) provided insurance premium financing through August 2021, the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services. The Company’s subsidiary U.S. Risk Managers, Inc. (“U.S. Risk”) provides claims adjustment services. Unico American Corporation is referred to herein as the “Company” or “Unico” and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

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

Crusader has received seven claims related to civil unrest through July 11, 2022. One claim remains open for potential subrogation. The losses and loss adjustment expenses associated with those claims will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

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

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below details the components of accumulated other comprehensive income at year end:

	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
December 31, 2020	$3,338,414	$(701,067)	$2,637,347
Changes in unrealized loss on available-for-sale securities	(2,025,511)	425,357	$(1,600,154)
Reclassification adjustment for gains included in net loss	(117,903)	24,760	$(93,143)
December 31, 2021	$1,195,000	$(250,950)	$944,050
December 31, 2019	$1,497,299	$(314,433)	$1,182,866
Changes in net unrealized gain on investments	1,905,367	(400,127)	$1,505,240
Reclassification adjustment for net realized gains included in net loss	(642,524)	13,493	$(50,760)
December 31, 2020	$3,338,413	$(701,067)	$2,637,347

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

NOTE 22 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for each of the calendar years 2021 and 2020 is as follows:

	Comparable Period by Quarter Ended
	March 31	June 30	September 30	December 31
Calendar Year 2021
Total revenues	$11,471,654	$8,132,605	$8,595,648	$8,188,477
Income (loss) before taxes	$2,542,339	$(1,430,835)	$(2,450,619)	$(3,875,219)
Net income (loss)	$2,267,703	$(1,406,811)	$(2,510,198)	$(4,023,945)
Income (loss) per share: Basic and Diluted	$0.43	$(0.27)	$(0.47)	$(0.76)

Calendar Year 2020
Total revenues	$8,005,181	$7,976,227	$8,259,686	$8,319,017
Loss before taxes	$(1,145,498)	$(384,562)	$(14,345,916)	$(2,067,539)
Net loss	$(1,043,826)	$(434,814)	$(17,940,488)	$(2,071,985)
Loss per share: Basic and Diluted	$(0.20)	$(0.08)	$(3.38)	$(0.39)

NOTE 22 – SUPPLEMENTARY INFORMATION ON LOSS AND ALAE DEVELOPMENT (UNAUDITED)

The following table presents cumulative incurred losses and ALAE, net of reinsurance, for years ended December 31:

Accident
Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021

2012	$18,511,598	19,532,022	18,895,666	18,344,175	18,050,131	17,914,837	18,235,335	18,355,031	18,327,346	18,353,966
2013		$19,570,946	20,118,343	20,323,841	21,742,580	22,798,398	22,397,394	22,859,132	22,802,931	22,852,457
2014			$16,884,731	15,394,995	14,930,960	17,640,211	18,034,749	17,898,306	18,048,285	17,965,556
2015				$20,452,199	20,840,034	22,471,512	21,707,615	23,006,844	24,495,614	25,332,806
2016					$21,646,663	22,908,016	24,126,775	25,677,378	26,337,621	27,006,706
2017						$21,914,736	23,453,130	23,876,588	25,091,934	26,103,135
2018							$19,048,233	18,099,500	20,670,880	19,179,716
2019								$17,349,941	19,182,851	18,723,515
2020									$24,302,958	22,611,110
2021										$23,198,334

(1)	The information for the years 2012 through 2020 is presented as unaudited required supplementary information.

The following table presents cumulative paid losses and ALAE, net of reinsurance, for years ended December 31:

Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021(1)

2012	$6,719,982	$11,673,621	13,411,125	15,369,629	16,734,967	17,265,513	17,638,646	18,001,581	18,020,565	18,355,881
2013		$7,594,731	10,656,777	14,319,057	19,067,334	21,415,490	21,875,978	22,364,215	22,802,275	22,849,314
2014			$3,826,263	6,082,893	9,173,947	14,556,687	16,843,128	17,487,722	17,806,537	17,817,189
2015				$6,263,796	11,151,955	14,978,639	17,700,688	20,148,880	21,502,400	23,197,570
2016					$7,435,120	12,009,273	15,916,432	21,438,785	23,326,143	24,528,218
2017						$6,405,641	11,503,228	15,289,400	18,869,369	21,188,239
2018							$4,959,689	9,254,754	12,129,118	13,750,695
2019								$4,292,275	7,603,418	10,898,586
2020									$6,004,292	9,769,654
2021										$5,027,785

(1)	The information for the years 2012 through 2020 is presented as unaudited required supplementary information.

The following table presents average annual percentage payout of incurred claims by age, net of reinsurance as of December 31, 2021:

Years	1	2	3	4	5	6	7	8	9	10
	27.5%	17.8%	16.1%	16.2%	9.0%	4.1%	2.1%	0.8%	0.3%	0.3%

The percentages in the above table do not add up to 100% because the percentages represent averages across all accident years at each development stage.

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

UNICO AMERICAN CORPORATION

By:	/s/ Steven L. Shea
Steven L. Shea
President and Chief
Executive Officer

Date:	July 12, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, including a majority of the Board of Directors of the Registrant.

Signature	Title	Date

/s/ Steven L. Shea
Steven L. Shea	Chief Executive Officer, President, (Principal Executive Officer)	July 12, 2022

/s/ Jennifer E. Ziegler
Jennifer E. Ziegler	Chief Financial Officer, Treasurer, Secretary, (Principal Accounting Officer and Principal Financial Officer)	July 12, 2022
/s/ Gerard J. Altonji	Director	July 12, 2022
Gerard J. Altonji

/s/ Erwin Cheldin
Erwin Cheldin	Director	July 12, 2022

/s/ John B. Keefe, Sr.	Director	July 12, 2022
John B. Keefe, Sr.
/s/ Joycelyn M. Ray	Director	July 12, 2022
Joycelyn M. Ray
/s/ Kathryn A. Johnson	Director	July 12, 2022
Kathryn A. Johnson

/s/ Jeffrey M. Tuder	Director	July 12, 2022
Jeffrey M. Tuder

