Form 10-Q
period 2022-03-31
UNICO AMERICAN CORP
filed 2022-08-22
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

Commission File No. 000-03978

UNICO AMERICAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5230 Las Virgenes Road, #100 Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

 Registrant’s telephone number, including area code: (818) 591‑9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	UNAM	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2022
Common Stock, no par value per share	5,304,863

UNICO AMERICAN CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (“Form 10-Q”) and the documents incorporated by reference in this document, Unico American Corporation’s (“Unico” or the “Company”) press releases and oral statements made from time to time by the Company or on the Company’s behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (or “the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements are not historical facts and include statements about the Company’s plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “hope,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q, including, but not limited to, statements found in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	The Company has a history of net losses and could continue to incur substantial net losses in the future.
•	The Company’s success will depend on its ability to adjust claims accurately.
•	Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses
•	The Company does not expect to realize its deferred tax assets, which may have a materially adverse effect on the Company’s financial condition and results of operations.
•	The Company may be negatively impacted by emerging claim and coverage issues.
•	The Company’s success depends on the accuracy of its past underwriting of risks and the adequacy of the premiums charged to policyholders.
•	Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader’s ability to write new policies.
•

The insurance business is subject to extensive regulation and such regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition, and results of operations.

•	The Company’s risk management framework could prove inadequate, which could adversely affect the Company.
•	The Company’s earnings may be affected by changes in interest rates.
•	The Company’s investments may be subject to credit, prepayment, and other risks.

•	The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.
•	The Company’s single operating location exposes it to geographic risk.
•	The Company’s reserve for doubtful accounts is based on estimates.
•	Litigation may have an adverse effect on the Company’s business.
•	The exclusions and limitations in the Company’s policies may not be enforceable.
•	The Company may find it difficult to acquire necessary data.
•	Cybersecurity risks, or failure of the Company’s information technology systems to operate properly and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, could result in a materially adverse effect on the Company’s business, reputation, financial condition, and results of operations.
•	Data privacy and security laws and regulations are continuing to change.
•	Uncertain economic conditions may negatively affect the Company’s business and operating results.
•	The Company’s business is vulnerable to climate change and significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.
•	The Company’s business may be adversely affected by public health threats and epidemics, including the novel coronavirus (“COVID-19”) and any variants of COVID-19.
•	The Company’s financial condition may be adversely affected if one or more parties that have significant contracts or relationships with the Company become insolvent, experience other financial difficulties, or default in the performance of obligations.
•	Crusader is a participant in various underwriting pools and programs which have legal power to levy assessments to Crusader.
•	The Company’s primary goal is to maximize the long-term value of the enterprise which may sometimes conflict with short-term earnings expectations.
•	The Company is controlled by a small number of stockholders who will be able to exert significant influence over matters requiring stockholder approval.
•	Insurance laws make it difficult to effect a change of control of the Company or sale of insurance subsidiary
•	The Company does not expect to declare or pay dividends on its common shares in the future so any returns will be limited to the value of its stock.
•	The trading market for the Company’s stock is relatively illiquid.
•	Changes in the accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.
•	Changes in federal or state tax laws could have a materially adverse effect on the Company’s financial condition and results of operations.
•	The Company’s disclosure controls and procedures may not prevent or detect all acts of fraud.
•	Changes in general economic conditions may have an adverse effect on the Company’s financial condition and results of operations.
•	The Company incurs significant costs as a result of operating as a public company, and its management is required to devote substantial time to related compliance initiatives.

Please see Part I - Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A (the “2021 Form 10-K”)  as filed with the U.S. Securities and Exchange Commission (“SEC”), as well as other documents we file with the SEC from time-to-time, for other important factors that could cause the Company’s actual results to differ materially from the Company’s current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
•

Cybersecurity risks, or the failure of the Company’s information technology systems to operate properly and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, could result in a materially adverse effect on the Company’s business, reputation, financial condition, and results of operations.

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

•	Crusader is a participant in various underwriting pools and programs which have legal power to levy assessments to Crusader.
•	The Company’s primary goal is to maximize the long-term value of the enterprise which may sometimes conflict with short-term earnings expectations.
•	The Company is controlled by a small number of stockholders who will be able to exert significant influence over matters requiring stockholder approval.
•	Insurance laws make it difficult to effect a change of control of the Company or sale of insurance subsidiary
•	The Company does not expect to declare or pay dividends on its common shares in the future so any returns will be limited to the value of its stock.
•	The trading market for the Company’s stock is relatively illiquid.
•	Changes in the accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.
•	Changes in federal or state tax laws could have a materially adverse effect on the Company’s financial condition and results of operations.
•	The Company’s disclosure controls and procedures may not prevent or detect all acts of fraud.
•	Changes in general economic conditions may have an adverse effect on the Company’s revenue and profitability. condition and results of operations.
•	The Company incurs significant costs as a result of operating as a public company, and its management is required to devote substantial time to related compliance initiatives.

Please see Part I - Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A (the “2021 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”), as well as other documents we file with the SEC from time-to-time, for other important factors that could cause the Company’s actual results to differ materially from the Company’s current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. -FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Investments
Available-for-sale: Fixed maturities, at fair value (amortized cost: $67,255,856 at March 31, 2022, and $71,218,405 at December 31, 2021)	$65,844,664	$72,413,405
Held-to-maturity: Fixed maturities, at amortized cost (fair value: $300,000 at March 31, 2022, and $300,000 at December 31, 2021)	300,000	300,000
Equity securities, at fair value (cost: $3,613,060 at March 31, 2022, and $3,532,026 at December 31, 2021)	4,030,888	4,131,153
Short‑term investments, at fair value	1,051,230	1,154,750
Total investments	71,226,782	77,999,308
Cash, cash equivalents, and restricted cash (restricted cash of $869,526 at March 31, 2022, and $381,942 at December 31, 2021)	9,471,871	15,626,651
Accrued investment income	397,864	369,928
Receivables, net	437,239	1,204,013
Reinsurance recoverable:
Paid losses and loss adjustment expenses	1,663,273	911,566
Unpaid losses and loss adjustment expenses	26,431,307	27,116,043
Deferred policy acquisition costs	-	986,806
Property and equipment, net	1,961,021	2,154,520
Other assets	518,726	502,095
Total assets	$112,108,083	$126,870,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$82,257,992	$82,492,674
Unearned premium	6,779,810	14,331,273
Advance premium and premium deposits	104,018	102,846
Accrued expenses and other liabilities	1,343,222	2,266,237
Total liabilities	90,485,042	99,193,030

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, no par value – authorized 10,000,000 shares: 5,304,863 shares issued and outstanding.	3,798,141	3,783,346
Accumulated other comprehensive (loss) income	(1,114,842)	944,050
Retained earnings	18,939,742	22,950,504
Total stockholders’ equity	21,623,041	27,677,900
Total liabilities and stockholders’ equity	$112,108,083	$126,870,930

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2022	2021
REVENUES
Insurance company operations:
Net earned premium	$5,449,052	$6,603,760
Net investment income	328,782	514,723
Net realized investment gains	61,733	55,399
Net realized gain on real estate sale	-	3,693,858
Net unrealized investment
(losses) gains on equity securities	(180,069)	151,667
Other income (loss)	89,740	(26,752)
Total insurance company operations	5,749,238	10,992,655

Other insurance operations:
Gross commissions and fees	313,650	433,461
Finance charges and fees earned	6,298	44,998
Other income (loss), net	1,549	540
Total revenues	6,070,735	11,471,654

EXPENSES
Losses and loss adjustment expenses	6,831,504	5,585,213
Policy acquisition costs	285,641	1,021,965
Salaries and employee benefits	858,404	1,128,090
Commissions to agents/brokers	19,187	20,568
Other operating expenses	1,539,460	1,173,479
Total expenses	9,534,196	8,929,315

(Loss) income before taxes	(3,463,461)	2,542,339
Income tax expense	(547,301)	(274,636)
Net (loss) income	$(4,010,762)	$2,267,703

PER SHARE DATA:
Basic and Diluted
(Loss) income per share	$(0.76)	$0.43
Weighted average shares	5,304,863	5,304,885

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31
	2022	2021

Net (loss) income	$(4,010,762)	$2,267,703
Other changes in comprehensive income (loss):
Changes in unrealized (losses) on securities classified as available-for-sale arising during the period, net of income tax	(2,058,892)	(1,033,155)
Comprehensive (loss) income, net of income tax	$(6,069,654)	$1,234,548

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common		Accumulated Other Comprehensive	Retained	Equity
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at December 31, 2020	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960
Change in unrealized losses, net of deferred income tax	-	-	(1,033,155)	-	(1,033,155)
Net Income		-	-	2,267,703	2,267,703
Balance at March 31, 2021	5,304,885	3,771,767	1,604,192	30,891,549	36,267,508

	Common		Accumulated Other Comprehensive	Retained	Equity
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at December 31, 2021	5,304,863	$3,783,346	$944,050	$22,950,504	$27,677,900
Change in unrealized losses, net of deferred income tax	-	-	(2,058,892)	-	(2,058,892)
Stock based compensation	-	14,795			14,795
Net loss	-	-	-	(4,010,762)	(4,010,762)
Balance at March 31, 2022	5,304,863	3,798,141	$(1,114,842)	18,939,742	21,623,041

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,010,762)	$2,267,703
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	193,499	105,373
Bond amortization, net	64,099	(331,776)
Stock based compensation	14,795	-
Bad debt (recovery) expense	(4,997)	5,506
Net realized investment gains	(61,733)	(97,772)
Net realized gain on real estate sale	-	(3,693,858)
Net unrealized investment losses (gains) on equity securities	180,069	(151,667)
Changes in assets and liabilities:
Net receivables	771,770	(367,356)
Accrued investment income	(27,936)	-
Reinsurance recoverable	(66,970)	663,272
Deferred policy acquisition costs	986,806	(64,390)
Other assets	(16,633)	58,364
Unpaid losses and loss adjustment expenses	(234,682)	(491,176)
Unearned premiums	(7,551,462)	1,094,910
Advance premium and premium deposits	1,172	(65,302)
Accrued expenses and other liabilities	(923,014)	1,937,722
Income taxes deferred	547,301	265,836
Net cash (used) provided by operating activities	(10,138,678)	1,135,389

Cash flows from investing activities:
Purchase of fixed maturity investments	-	(11,008,996)
Purchase of equity securities	(417,512)	(285,594)
Proceeds from maturity of fixed maturity investments	3,373,462	3,491,804
Proceeds from sale or call of fixed maturity investments	525,000	1,498,288
Proceeds from sale of equity securities	398,198	-
Sales (purchases) of short-term investments	104,750	(2,749,946)
Proceeds from sale of real estate held for sale	-	12,028,875
Purchase of property and equipment	-	(295,043)
Net cash provided by investing activities	3,983,898	2,679,388

Cash flows from financing activities:
Repurchase of common stock	-	-
Net cash provided (used) by financing activities	-	-

Net change in cash, cash equivalents and restricted cash	(6,154,780)	3,814,777
Cash, cash equivalents and restricted cash at beginning of period	15,626,651	3,957,980
Cash, cash equivalents and restricted cash at end of period	$9,471,871	7,772,757

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,800	-

See notes to condensed consolidated financial statements (unaudited)

UNICO AMERICAN CORPORATION

 AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2021 Form 10-K.

Going Concern

Based on Unico’s current cash and short‑term investments at March 31, 2022, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying consolidated financial statements.

The Company prepared the accompanying consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business.  Unico has a history of recurring losses from operations and negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses.  Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (the “Special Examiner”).  If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner.  The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs.  If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations.  Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations.  There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic and general economic conditions have on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets.  Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in a gross unrealized loss position.  These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Supervision Agreement

Crusader and the CA DOI entered into the Supervision Agreement due to the CA DOI’s concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico.  The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the CA DOI Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in (i) and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provides that the Special Examiner will meet with Crusader to develop a list of recurring payments under items (i) and (ii) that may not require prior written approval. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of the Company and an affiliate of Crusader, is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956, to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $275,901. as of March 31, 2022, and $435,619 as of June 30, 2022.

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

Concentration of Risks

100% of Crusader’s gross written premium was derived from California during the quarters ended March 31, 2022 and 2021. As of March 31, 2022, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect its reported amounts of assets and liabilities and its disclosure of any contingent assets and liabilities at the date of its financial statements, as well as its reported amounts of revenues and expenses during the reporting period. The most significant estimates in the preparation of these unaudited condensed consolidated financial statements relate to losses and loss adjustment expenses. Actual results may differ significantly from the estimates used in preparing the condensed consolidated financial statements.

NOTE 2 – CASH, RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash,  cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and Cash Equivalents	$8,602,345	$15,244,709
Restricted cash	869,526	381,942
Total	$9,471,871	$15,626,651

As of March 31, 2022 and December 31, 2021 cash and restricted cash include custodial trust, bank money market accounts, and a bank savings account. Any financial instruments that are readily convertible into known amounts of cash or are so near their maturity that they present an insignificant interest rate risk are considered cash equivalents. Any certificate of deposit which matures in three months or less from the reporting date is considered a cash equivalent.

NOTE 3 – INCOME (LOSS) PER SHARE

The following table represents the reconciliation of the Company’s basic income (loss) per share and diluted income (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022, and 2021:

	Three Months Ended
	March 31
	2022	2021
Basic Income (loss) per share
Net income (loss)	$(4,010,762)	$2,267,703
Weighted average shares outstanding	5,304,863	5,304,885
Basic income (loss) per share	$(0.76)	$0.43

Diluted Income (loss) per share
Net income (loss)	$(4,010,762)	$2,267,703
Weighted average shares outstanding	5,304,863	5,304,885
Effect of dilutive securities	-	-
Diluted shares outstanding	5,304,863	5,304,885
Diluted income (loss) per share	$(0.76)	$0.43

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recently adopted standards

In December of 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is expected to reduce the cost and complexity related to the accounting for income taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740 and improves the financial statement preparer’s application of income tax related guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Standards not yet adopted

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company’s consolidated financial statements but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverables and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will primarily impact the Company’s available-for-sale fixed maturities portfolio and reinsurance recoverables.

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

NOTE 5 – ACCOUNTING FOR TAXES

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to a tax allocation agreement Crusader and AAC, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2018 and California state income tax authorities for tax returns filed starting at taxable year 2017. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. Premium taxes are deferred and amortized as the related premium is earned. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of March 31, 2022, and December 31, 2021, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As of March 31, 2022, the Company had deferred tax assets of $9,529,432 generated from $45,378,251 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,458,655 generated from state net operating loss carryforwards which begin to expire in 2028. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the periods ended March 31, 2022 and December 31, 2021, the Company has established a full valuation allowance against all deferred tax assets in the amount of $13,049,316 and $11,939,459, respectively, as in management’s judgement they will not more-likely-than-not be realized.

NOTE 6 –PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31	December 31
	2022	2021
Furniture, fixtures, and equipment	$1,168,516	$2,316,885
Computer software	1,861,912	466,892
Accumulated depreciation and amortization	(1,069,407)	(2,983,418)
Computer software under development	-	2,354,161
Property and equipment, net	$1,961,021	$2,154,520

On January 11, 2022, Crusader entered into a sublease agreement (the "Lease”) with Western General Insurance Company, (“Western General”) for the lease of approximately 4,199 rentable square feet of office space located at 5230 Las Virgenes Road, Suite 100, Calabasas, CA 91302 (the “Premises”). The Lease is subject and subordinate to that certain Office Lease by and between Western General and Colorado Capital Calabasas LLC, a Delaware limited liability Company, dated August 1, 2021. Crusader is using the Premises for its new corporate headquarters.

The term of the Lease commenced on February 1, 2022 (the “Commencement Date”) and will terminate on January 31, 2023, unless earlier terminated pursuant to the terms of the Lease. The Lease is considered a “short-term” lease as a lease term with twelve months or less that does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Management has elected the permitted practical expedient that applies solely to short-term leases under ASC 842 Leases of not recognizing a right-of-use asset on the Company’s balance sheet and expensing the rental payments as an operating expense when incurred.

Beginning on the Commencement Date, Crusader is obligated to make monthly rent payments in an amount of $10,539. In addition, Crusader is obligated to pay Western General its proportionate share, 5.45%, of operating expenses. Crusader was also required to deliver to Western General an initial payment of $20,539, $10,000 of which is held by Western General as a refundable security deposit.

In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956, to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader, which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $275,901 as of March 31, 2022, and $435,619 as of June 30, 2022.

Depreciation on furniture, fixtures, and equipment was computed using the straight-line method over 3 to 15 years. Depreciation and amortization expense on all property and equipment for the three months ended March 31, 2022 and 2021 was $193,499 and $121,727 respectively.

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

The hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) or unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of March 31, 2022, and December 31, 2021:

	Level 1	Level 2	Level 3	Total
March 31, 2022
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$5,692,831	$-	$-	$5,692,831
Corporate securities	-	41,620,142	-	41,620,142
Agency mortgage-backed securities	-	18,531,691	-	18,531,691
Held-to-maturity securities
Certificates of deposits		300,000		300,000
Equity securities	4,030,888	-	-	4,030,888
Short-term investments	1,051,230	-	-	1,051,230
Total financial instruments at fair value	$10,774,949	$60,451,833	$-	$71,226,782

December 31, 2021
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$6,309,805	$-	$-	$6,309,805
Corporate securities	-	45,249,973	-	45,249,973
Agency mortgage-backed securities	-	20,853,627	-	20,853,627
Held-to-maturity securities
Certificates of deposits		300,000		300,000
Equity securities	4,131,153	-	-	4,131,153
Short-term investments	1,154,750	-	-	1,154,750
Total financial instruments at fair value	$11,595,708	66,403,600	$-	$77,999,308

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

As a result of the spread of possible new COVID-19 variants, Russia’s invasion of Ukraine, the war between Russia and Ukraine, and the rapid pace of inflation in the U.S., economic uncertainties have arisen which can impact the fair value of investments, and day-to-day administration of the business. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is possible that the fair value of its investment portfolio may be adversely affected by the general economic uncertainties.

NOTE 8 – INVESTMENTS

A summary of investment income (net of investment expenses), net realized investment gains, realized gain on real estate sale, and net unrealized investment gains (losses) on equity securities is as follows:

	Three Months Ended March 31
	2022	2021

Investment income:
Fixed maturities	$373,350	$528,167
Equity securities	27,051	20,753
Short-term investments and cash equivalents	3,007	384
Gross investment income	403,408	549,304
Less investment expenses	(74,626)	(34,581)
Net investment income	328,782	514,723
Net realized investment gains	61,733	55,399
Net realized gain on sale of real estate	-	3,693,858
Net unrealized investment gains (losses) on equity securities	(180,069)	151,667
Net investment income, realized investment
gains, realized gains on real
estate sale and unrealized investment gains	$210,446	$4,415,647

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
March 31, 2022
Available-for-sale fixed maturities:
U.S. Treasury securities	$5,785,095	$5,944	$(98,208)	$5,692,831
Corporate securities	42,463,486	164,910	(1,008,254)	41,620,142
Agency mortgage-backed securities	19,007,275	10,888	(486,472)	18,531,691
Total Available-for-sale fixed maturities	67,255,856	181,742	(1,592,934)	65,844,664
Held-to-maturity fixed securities:
Certificates of deposits	300,000	-	-	300,000
Total fixed maturities	$67,555,856	$181,742	$(1,592,934)	$66,144,664

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
December 31, 2021
Available-for-sale fixed maturities:
U.S. Treasury securities	$6,278,764	$67,516	$(36,475)	$6,309,805
Corporate securities	44,370,193	1,076,288	(196,508)	45,249,973
Agency mortgage-backed securities	20,569,448	352,466	(68,287)	20,853,627
Total Available-for-sale fixed maturities	71,218,405	1,496,270	(301,270)	72,413,405
Held-to-maturity fixed securities:
Certificates of deposits	300,000	-	-	300,000
Total fixed maturities	$71,518,405	$1,496,270	$(301,270)	$72,713,405

As of March 31, 2022, six securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, Crusader and United Insurance Company ("USIC"), and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC (the “Reinsurance Trust Agreement”). The estimated aggregate fair value and amortized cost of these securities was $7,944,916 and $7,836,756, on March 31, 2022 respectively. As of December 31, 2021, the estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	March 31	December 31
	2022	2021

Gross unrealized gains on fixed maturities	$181,742	$1,496,270
Gross unrealized losses on fixed maturities	(1,592,934)	(301,270)
Net unrealized gains (losses) on fixed maturities	(1,411,192)	1,195,000
Deferred federal tax expense (benefit)	296,350	(250,950)
Net unrealized gains (losses), net of deferred income taxes	$(1,114,842)	$944,050

The amortized cost, estimated fair value (net of unrealized gains and losses) and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at March 31, 2022	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year	$17,978,044	$17,974,935	1.83%
Due after one year through five years	15,417,501	15,283,963	2.11%
Due after five years through ten years	19,091,698	18,372,496	2.43%
Due after ten years and beyond	15,068,613	14,513,270	2.36%
Total	$67,555,856	$66,144,664	2.18%

Maturities by Year at December 31, 2021	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year	$15,758,755	$15,875,423	2.21%
Due after one year through five years	19,349,200	19,681,599	1.80%
Due after five years through ten years	19,335,034	19,832,093	2.39%
Due after ten years and beyond	17,075,416	17,324,290	2.35%
Total	$71,518,405	$72,713,405	2.18%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The weighted average maturity of the Company’s fixed maturity investments was approximately 7.0 years as of March 31, 2022, and approximately 6.7 years as of December 31, 2021.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2022
U.S. Treasury securities	$-	$-	-	$896,328	$(98,208)	2
Corporate securities	21,182,647	(755,757)	29	1,806,455	(252,497)	4
Agency mortgage-backed securities	15,248,602	(394,717)	37	860,650	(91,755)	2
Total debt securities	36,431,249	(1,150,474)	66	3,563,433	(442,460)	8
Equity securities	1,162,916	(103,530)	100	84,921	(11,312)	11
Total	$37,594,165	$(1,254,004)	166	$3,648,354	$(453,772)	19

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2021
U.S. Treasury Securities	$481,875	$(15,785)	1	$476,016	(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

The increase in gross unrealized losses is attributable to the increase in yields resulting from the tightening of monetary policy by the Federal Reserve in order to mitigate inflation in the U.S. economy and the economic impact of Russia’s invasion of Ukraine.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition, and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of March 31, 2022 were determined to be temporary.

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

	Three Months Ended
	March 31
	2022	2021

Fixed maturities securities sold
Number of securities sold	-	1
Amortized cost of sold securities	$-	$249,995
Realized gains on sales	$-	$2

Fixed maturities securities called
Number of securities called	1	2
Amortized cost of called securities	$524,987	$1,374,901
Realized gains on calls	$13	$99

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	March 31	December 31
	2022	2021

Cost	$3,613,060	$3,532,026
Unrealized gains	417,828	599,127
Estimated fair value of equity securities	$4,030,888	$4,131,153

The Company’s investment in certificates of deposit was $300,000 as of March 31, 2022 and December 31, 2021, respectively.

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the State of Nevada.

	March 31	December 31
	2022	2021

Certificates of deposit	$300,000	$300,000
Short-term investments	100,000	200,000
Total state held deposits	$400,000	$500,000

All the Company’s brokered and non-brokered certificates of deposit are within the Federal Deposit Insurance Corporation (“FDIC”) insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short‑term investments have an initial maturity of one year or less and consist of the following:

	March 31	December 31
	2022	2021
Short-term bonds	$951,230	$954,750
Certificates of deposit	100,000	200,000
Total short-term investments	$1,051,230	$1,154,750

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Three Months Ended
	March
	2022	2021

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$82,492,674	$74,893,509

Less reinsurance recoverable on unpaid losses and loss adjustment expenses	27,116,043	22,253,642
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	55,376,631	52,639,867

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	6,121,111	6,757,564
Development of insured events of prior years	710,393	(1,172,351)
Total incurred losses and loss adjustment expenses	6,831,504	5,585,213

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	1,099,504	2,545,181
Attributable to insured events of prior years	5,281,946	3,410,932
Total payments	6,381,450	5,956,113

Reserve for unpaid losses and loss adjustment expenses at March 31 – net of reinsurance	55,826,685	52,268,967

Reinsurance recoverable on unpaid losses and loss adjustment expenses	26,431,307	22,133,366
Reserve for unpaid losses and loss adjustment expenses at March 31 – gross of reinsurance	$82,257,992	$74,402,333

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

Termination of Reinsurance Arrangement

On August 31, 2021, Crusader and USIC, terminated the Quota Share Reinsurance Agreement (the "Reinsurance Agreement") effective April 1, 2020, by and between Crusader and USIC. Pursuant to the Reinsurance Agreement, Crusader agreed to reinsure all of USIC's liability for policies issued by USIC and produced by Unifax, for property, general liability, commercial multiple peril ("CMP"), liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader's obligations under the Reinsurance Agreement continue after termination but issued after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

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

On August 31, 2021, as a result of the termination of the Broker Agreement, the Claims Administration Agreement (the "Claims Administration Agreement"), effective April 1, 2020, by and between U.S. Risk and USIC, automatically terminated. Pursuant to the Claims Administration Agreement, USIC appointed U.S. Risk to adjust and settle claims on its behalf in connection with the surplus lines policies issued by USIC in connection with the Reinsurance Agreement. Upon termination of the Claims Administration Agreement, U.S. Risk is obligated (unless revoked by USIC) to continue to manage claims during the runoff of the business reinsured.

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

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive  credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC  was permitted to request additional security for the unearned premium and loss reserves in the event (i) the A.M. Best rating Crusader is at any time reduced; or (ii) the A.M. Best rating of Crusader is at any time removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10%  or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of December 31, 2021, six securities were held as collateral with Comerica, pursuant to the Reinsurance Trust Agreement. The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively. The estimated aggregate fair value and amortized cost of these securities was $7,944,916 and $7,836,756, on March 31, 2022, respectively.

Crusader has no reinsurance recoverable balances in dispute.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Crusader is also subject to regulatory and governmental examinations, requests for information, inquiries, investigations, and threatened legal actions and proceedings by state regulators and others. Crusader receives numerous requests, orders for documents, and information in connection with various aspects of its regulated activities. Regulatory and governmental requests for information, inquiries, certain examinations and investigations are routinely handled by Crusader. Crusader may involve outside counsel in regulatory matters depending on the nature of the matter.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleged that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to COVID-19 and related government orders that limited or halted operations of bars and restaurants. The action further alleged that Crusader acted unreasonably in denying the claims, and it sought as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleged a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC was filed August 12, 2022, and the Company has 90 days to respond. The Company cannot predict the actions of the Court of Appeals.

Crusader has received seven claims related to civil unrest through August 20 2022. One claim remains open for potential subrogation. The losses and loss adjustment expenses associated with this claim will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company.  The action was entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Stephen Shea ( The action alleges that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code (ii) failure to provide accurate itemized wage statements in violation of the California Labor Code (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code.  The action seeks general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees.   The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader.  Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader. The Company and Mr. Esparza settled all claims in a confidential settlement releasing the Company of any further claims.

As a property and casualty insurance company, Crusader is subject to Risk Based Capital (“RBC”) requirements. RBC is a method developed by the National Association of Insurance Commissioners (“NAIC”) and adopted in the CIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC requirements require Crusader to report the results of RBC calculations to the CA DOI, as its domiciliary insurance regulator, and the NAIC. If Crusader fails to meet certain standards related to its RBC Authorized Control Level and its RBC total adjusted capital standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, and operations. Crusader’s adjusted capital at December 31, 2021 and 2020, was 214% and 278%, respectively, of the authorized control level RBC, which is less than the required 300%.

As of December 31, 2021, and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended. On March 24, 2021, Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted. On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred. At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022. On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information is to be submitted by August 24, 2022. The CA DOI may accept Crusader’s revised 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event, or it may request that an additional revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. After the Plans are submitted, the CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take. Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues.

NOTE 11 – PROFIT SHARING PLAN

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

The Company contributed $71,421 in additional profit sharing for the 2021 Plan year, which was paid to eligible employees in April 2022.

NOTE 12 – INCENTIVE STOCK PLANS AND STOCK BASED COMPENSATION

The Company’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) covers 500,000 shares of Unico’s common stock (subject to adjustment in the case of merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, etc.) and was approved by Unico’s stockholders on May 27, 2021. The Equity Incentive Plan provides for the grant of the following equity-based incentive awards to participants: (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) other stock-based awards. Through the date of this Form 10-Q there have been 44,250 non-qualified stock options granted and 48,000 restricted stock grants under the Equity Incentive Plan, of which none were vested and exercisable.

The exercise price, term and other conditions applicable to each non-qualified stock option and restricted stock granted under the Equity Incentive Plan are determined by the Company’s Compensation Committee of the Board of Directors. The exercise price of the stock options is set on the grant date and may not be less than the fair market value per share of the Company’s stock on that date (at market close). The non-qualified stock options granted under the Equity Incentive Plan in 2021 vest 25% on the first anniversary of the grant date and 25% annually thereafter on the anniversary date and expire four years after the date of the grant. The restricted stock grants granted under the Equity Incentive Plan in 2021 vest 100% on the fourth anniversary of the grant date.

The Company recognized stock-based compensation expense in the amount of $14,795 for all awards issued under the Equity Incentive Plan in the “Salaries and employee benefits” line item in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.  No stock-based compensation expense was recognized for the three months ended March 31, 2021.

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

The following table summarizes non-qualified stock option and restricted stock grants activity for three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	31,250	4.52	3.79	-
Non-qualified stock option granted	-	-	-	-
Restricted stock granted	-	-	-	-
Forfeited or expired	(5,000)	4.52	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2022	26,250	$4.52	3.62	-
Exercisable at March 31, 2022	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on March 31, 2022.

No options or restricted stock were granted to employees or non-employees during the three months ended March 31, 2022.  Unrecognized compensation cost was $125,945 at March 31, 2022 and is expected to be recognized over a weighted-average period of 3.62 years.  Compensation expense is reversed as options are forfeited. There were 26,250 options outstanding at March 31, 2022.  As of March 31, 2022, 500,000 shares of the Company’s common stock were available under the Equity Incentive Plan.

As a result of the workforce reduction which occurred on April 1, 2022, an additional 3,750 shares were forfeited from two separated employees resulting in a further reduction in unrecognized compensation expense of $7,239.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. Except as disclosed elsewhere, no events have occurred subsequent to March 31, 2022, requiring disclosure or recording in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of the Company’s financial condition and results of operations by focusing on changes in certain key measures quarter over quarter.  This MD&A should be read in conjunction with the Company’s 2021 Form 10-K, plus the condensed consolidated financial statements and notes thereto.  This discussion contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-Q. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

General

Unico American Corporation is an insurance holding company.  Crusader, Unico’s insurance company subsidiary underwrote commercial property and casualty insurance.  The Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provided marketing and continue to provide various underwriting support services related to property, casualty, health and life insurance. The Company’s subsidiary AAC provided insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services.  The Company’s subsidiary U.S. Risk Manager’s Inc. (“U.S. Risk”) provides claims adjustment services.  Unico American Corporation is referred to herein as the “Company” or “Unico” and such references include both the corporation and its subsidiaries, all of which are wholly owned.  Unico was incorporated under the laws of Nevada in 1969.

This overview discusses some of the relevant factors that management considers in evaluating the Company’s performance, prospects, and risks. It is not all-inclusive and is meant to be read in conjunction with the entirety of the MD&A, the Company’s condensed consolidated financial statements and notes thereto, and all other items contained within the Company’s 2021 Form 10-K.

Total revenues for the three months ended March 31, 2022, were $6,070,735 compared to $11,471,654 for the three months ended March 31, 2021, a decrease of $5,400,919 (-47%). The decrease in revenue was attributable to a decrease in the net earned premium as Crusader’s operations are now in runoff and $3,693,858 gain realized in February 2021 on the sale of the building previously owned by Crusader.  The Company had a net loss of $4,010,762 for the three months ended March 31, 2022, compared to net income of $2,267,703 for the three months ended March 31, 2021, a decrease in net income of $6,278,465 (-277%). The increase in net loss is mostly attributable to an approximately $10.1 million decrease in direct written premium.

In connection with the Company’s previously announced review of strategic alternatives, during the quarter ended September 2021, Unico took actions to cause Crusader to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Effective September 30, 2021, Crusader ceased writing any new insurance policies and no longer renewed policies subsequent to December 8, 2021. Crusader has issued notices in accordance with the CA DOI rules and regulations of non-renewal for its existing in-force policies to terminate such policies at the expiration of the current policy periods. Crusader continues to provide services to existing insurance policyholders and claimants during its runoff. Actions to wind down operations that support the writing of new insurance policies and the issuance of renewal insurance policies began immediately, and the servicing operations will be adjusted over time to support business requirements including the retention of the necessary staff. In August 2021, Unico also discontinued its premium financing operations formerly conducted through AAC, which activity is reflected on the Statement of Operations under “Other insurance operations.”

Going Concern

Based on Unico’s current cash and short‑term investments at March 31, 2022, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying consolidated financial statements.

Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses.  Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (“Special Examiner”).  If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner.  The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs.  If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations.  Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations.  There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic and general economic conditions have  had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets.  Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in a gross unrealized loss position.  These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Supervision Agreement

On September 10, 2021, Crusader and the CA DOI entered into “a Supervision Agreement”, dated as of September 7, 2021, at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the California Insurance Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in (i) and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provides that the Special Examiner will meet with Crusader to develop a list of recurring payments under items (i) and (ii) that may not require prior written approval. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $275,901 as of March 31, 2022, and $435,619 as of June 30, 2022.

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

Work Force Reduction

In connection with the runoff of Crusader, on October 7 and October 8, 2021, the Company informed thirteen employees of the Company’s determination to terminate their employment, effective as of October 8, 2021 (the “October 2021 Work Force Reduction”). Additionally, on December 16, 2021, and December 17, 2021, the Company informed an additional twelve employees of the Company's determination to terminate their employment, effective as of December 17, 2021 (the “December 2021 Work Force Reduction”). The terminated employees were primarily employed in the Company’s underwriting and marketing groups. In connection with the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, the Company expects to incur total pretax costs of $968,139, consisting of severance payments under the Company’s existing policy. In addition, the Company has offered retention bonuses to certain of the Company’s employees that were not subject to the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, in connection with which, depending on employee participation, the Company expects to incur total pretax costs of $62,269. The Company implemented another retention bonus plan to certain employees and expects to incur total pretax costs of $193,731 related to the plan, which will be recognized ratably over the last three quarters of 2022. The Company may incur additional costs in connection with the runoff of Crusader, including additional costs associated with workforce reductions. In 2021, the Company paid $331,331 in severance payments and $0 in retention bonus payments.

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

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the first half of 2020, which rebounded in 2021 and has been impacted once again in 2022 by the economic environment. The overall response to the pandemic contributed to the recent decline in investment yields, compared to previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC was filed August 12, 2022, and the Company has 90 days to respond. The Company cannot predict the actions of the Court of Appeals.

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

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware, the domiciliary state of USIC.  Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves.  USIC was permitted to request additional security for the unearned premium and loss reserves in the event (i) the A.M. Best rating of Crusader is at any time reduced; or (ii) the A.M. Best rating of Crusader is at any time removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10% or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels.  As of December 31, 2021, six securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC.  The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively.  The estimated aggregate fair value and amortized cost of these securities was $7,944,916 and $7,836,756, on March 31, 2022 respectively.

Outsourcing of Claims Processing to an Experienced Third-Party Administrator

In January 2022, Crusader engaged a Third-Party Administrator (“TPA”) outside of the Unico Group of Companies to assist in the claims adjudication and settlement process.  This outside TPA will supplement U.S. Risk as Crusader is in runoff and is expected increased claims activity will be outsourced to the TPA through the remainder of 2022 to manage open claims inventory.  The U.S. Risk staff adjust claims and oversee all outside claim services such as attorneys, independent or outside claim adjusters, and experts as necessary.  Engagement of this TPA should allow for increased control over paid allocated loss adjustment expenses and reduction of the open claims inventory.  Administration fees paid to the TPA are recoverable by our third-party reinsurers as an allocated loss adjustment expense to the extent the billed activities are allocated to a specific claim.

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

Revenue and Income Generation

The Company historically received its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. However, in light of the runoff of Crusader, and the cessation of the premium finance operations provided by AAC, the Company’s revenues from these sources will decline significantly in the future. The insurance company operation, generated approximately 95% of consolidated revenues for the three months ended March 31, 2022, compared to 96% of consolidated revenues for the three months ended March 31, 2021 (94% of consolidated revenues for the three months ended March 31, 2021, excluding the gain on real estate). None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of March 31, 2022, the Company’s subsidiary Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader’s business remains concentrated in California (100% of gross written premium during the three months ended March 31, 2022, and 2021 originated in California).  During the three months ended March 31, 2022, approximately 99.8% of Crusader’s business was CMP policies. During the three months ended March 31, 2021, approximately 99.5% of Crusader’s business was comprised of CMP policies.

Crusader’s total gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) as reported on Crusader’s statutory financial statements, was produced geographically as follows:

	Three Months Ended
	March 31
	2022	2021	Change

California	$55,043	$10,482,545	$(10,427,502)
Total gross written premium	$55,043	$10,482,545	$(10,427,502)

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

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended
	March 31
	2022	2021

Direct written premium	$14,636	$10,176,863
Assumed written premium	40,407	305,682
Less: written premium ceded to reinsurers	(2,122,828)	(2,779,992)
Net written premium	(2,067,785)	7,702,553
Change in direct unearned premium	6,797,489	(883,694)
Change in assumed unearned premium	753,973	(211,216)
Change in ceded unearned premiums	(34,625)	(3,883)
Net earned premium	$5,449,052	$6,603,760

The Company’s insurance operational underwriting profitability is defined by pre-tax underwriting gain (loss), which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

Crusader’s underwriting loss before income taxes is as follows:

	Three Months Ended
	March 31
	2022	2021	Change

Net written premium	$(2,067,785)	$7,702,553	$(9,770,338)
Change in net unearned premium	7,516,837	(1,098,793)	8,615,630
Net earned premium	5,449,052	6,603,760	(1,154,708)
Less:
Losses and loss adjustment expenses	6,831,504	5,585,213	1,246,291
Policy acquisition costs	285,641	1,021,965	(736,324)
Total underwriting expenses	7,117,145	6,607,178	509,967
Underwriting loss before income taxes	$(1,668,093)	$(3,418)	$(1,664,675)

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

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s income (loss) before taxes:

	Three Months Ended
	March 31
	2022	2021

Underwriting loss before income taxes	$(1,668,093)	$(3,418)
Insurance company operation revenues:
Net investment income	328,782	514,723
Net realized investment gains	61,733	55,399
Net realized gains on real estate sale	-	3,693,858
Net unrealized investment gains (losses) on equity securities	(180,069)	151,667
Other income (loss)	89,740	(26,752)
Other insurance operations revenues:
Gross commissions and fees	313,650	433,461
Finance charges and fees earned	6,298	44,998
Other income	1,549	540
Less expenses:
Salaries and employee benefits	858,404	1,128,090
Commissions to agents/brokers	19,187	20,568
Other operating expenses	1,539,460	1,173,479
Income (loss) before income taxes	$(3,463,461)	$2,542,339

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company has not recognized a premium deficiency reserve for  the three months ended March 31, 2022 and March 31, 2021 respectively.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Three Months Ended
	March 31
	2022	2021

Loss ratio (1)	125%	85%
Expense ratio (2)	50%	31%
Combined ratio (3)	175%	116%

(1)	Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.

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

(3)	Combined ratio is defined as a sum of loss ratio and expense ratio. This combined ratio is different from the statutory accounting basis combined ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended
	March 31
	2022	2021	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$6,121,111	$6,757,564	$(636,453)
Development of insured events of prior years	710,393	(1,172,351)	1,882,744
Total losses and loss adjustment expenses	$6,831,504	$5,585,213	$1,246,291

For further analysis of losses and loss adjustment expenses, refer to “Results of Operations”.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees, investment, and other income. These operations accounted for approximately 5% of total revenues for the three months ended March 31, 2022, compared to approximately 4% of total revenues in the three months ended March 31, 2021 (6% of total revenues for the three months ended March 31, 2021, excluding the gain on real estate sale).

Investments

The Company generated revenues from its total invested assets of $72,220,146 and $93,101,712 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) as of March 31, 2022 and 2021, respectively. Investment income (net of investment expenses) decreased $185,941 (-36%) to $328,782 for the three months ended March 31, 2022, compared to $514,723 for the three months ended March 31, 2021. This decrease is the result of having less investments than in the past, as Crusader is in runoff and will be using the investments to satisfy future claims and operational needs.

As of March 31, 2022, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock and money market funds are readily marketable. As of March 31, 2022, the weighted average maturity of the Company’s investments was approximately 7.0 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 2.6 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company prepared the condensed consolidated financial statements included elsewhere in this Form 10-Q on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on dividends imposed by the CA DOI pursuant to the Supervision Agreement, and other actions by the CA DOI in its review of the financial statements of Crusader.  The CA DOI advised in April 2021 that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses, without an undertaking by the Company to repay payments made on its behalf by Crusader.  The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner.  The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity.  Additionally, many of the potential strategic alternatives that the Board of Directors of Unico is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

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

As of December 31, 2021, and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended.  The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended.  On March 24, 2021  Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted.  On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred.  At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022.  On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information is to be submitted by July 24, August 24, 2022. The CA DOI may accept Crusader’s revised 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event,  or it may request that an additional revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. After the Plans are submitted, the CA DOI may request additional changes to the revised RBC Plan to address various corrective actions that Crusader and/or the Company will take, including, without limitation, increasing the capital of Crusader.  Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues.

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

Crusader has a significant amount of cash, restricted cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus.  Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company.  These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments. Cash, restricted cash, and investments (at amortized cost) of Crusader at March 31, 2022, were $81,690,787 compared to $91,831,832 at December 31, 2021.

As of March 31, 2022, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, common stock and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Fixed maturities:
U.S. Treasury securities	$5,785,095	$5,692,831	$6,278,764	$6,309,805
Corporate securities	42,463,486	41,620,142	44,370,193	45,249,973
Agency mortgage-backed securities	19,007,275	18,531,691	20,569,448	20,853,627
Certificates of deposit	300,000	300,000	300,000	300,000
Total fixed maturity investments	67,555,856	66,144,664	71,518,405	72,713,405
Equity securities	3,613,060	4,030,888	3,532,026	4,131,153
Short-term investments	1,050,000	1,051,230	1,154,750	1,154,750
Total investments	$72,218,916	$71,226,782	$76,205,181	$77,999,308

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

Unless agreed to in advance in writing by Crusader, investments in the following types of securities are prohibited:

☐	Mortgage loans, except for mortgage-backed securities issued by an agency of the U.S. government.
☐	Derivative mortgage-backed securities including interest only, principal only and inverse floating rate securities.
☐

All fixed maturity real estate securities, except mortgage-backed securities (including pass through securities and collateralized mortgage obligations) that are backed by agency and non-agency collateral and commercial mortgage-backed securities.

☐	Options and futures contracts.
☐	All non-U.S. dollar denominated securities.
☐	Any security that would not be in compliance with the regulations of Crusader’s state of domicile.

An independent investment advisor manages Crusader’s investments. The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company. Through July 31, 2021, the investments were held by Crusader’s previous custodian, Union Bank Global Custody Services (“Union Bank”). Effective August 2, 2021, the investments were held by Crusader’s current custodian, U.S Bank, Institutional Trust and Custody (“U.S. Bank”) as a result of sale of the custodial business by Union Bank to U.S. Bank.

As of March 31, 2022, six securities were held as collateral with Comerica, pursuant to the Reinsurance Trust Agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the Reinsurance Trust Agreement with USIC. The estimated fair value and amortized cost of these securities was $7,944,916 and $7,836,756 on March 31, 2022, respectively. As of December 31, 2021, six securities, were held as collateral with Comerica, pursuant to the reinsurance trust agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the reinsurance arrangement with USIC.  The estimated fair value and amortized cost of those securities was $8,243,758 and $8,162,053 on December 31, 2021, respectively.

On August 10, 2020, the Board authorized a share repurchase program (the “2020 Program”) for the repurchase of up to $5,000,000 of the currently outstanding shares of the Company’s common stock. The 2020 Program was effective immediately and replaced the Company’s existing share repurchase program that was adopted by the Board of Directors on December 19, 2008 (the “2008 Program”) to acquire, from time to time, up to an aggregate of 500,000 shares of the Company’s common stock. The purchases under the 2020 Program may be made, from time to time, in the open market through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise and in accordance with applicable laws, rules and regulations. The timing and actual number of the shares repurchased under the 2020 Program will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The Company intends to fund the share repurchases under the 2020 Program from cash on hand. The 2020 Program does not commit the Company to repurchase shares of its common stock and it may be amended, suspended, or discontinued at any time.

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of March 31, 2022. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program.  Effective January 2022, the Company suspended its 2020 Program and ceased any further repurchases of its shares from stockholders of the Company.

The Company reported $10,138,678 net cash used by operating activities for the three months ended March 31, 2022, compared to $1,135,389 net cash provided by operating activities for the three months ended March 31, 2021. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.

Crusader’s statutory capital and surplus as of March 2022 was $20,156,823. Crusader's statutory capital and surplus as of December 31, 2021, was $22,494,454, a decrease of $4,399,061 (-16%) from December 31, 2020 surplus of $26,893,515. The decrease is a result of Crusader being put into runoff and the cessation of writing new policies in September 2021 and renewal policies on December 8, 2021.

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

RESULTS OF OPERATIONS

All comparisons made in this discussion compare the three months ended March 31, 2022, to the three months ended March 31, 2021, unless otherwise indicated. Because Crusader has been placed into runoff, some of the financial metrics will not be comparable now or in the future.

For the three months ended March 31, 2022, total revenues were $6,070,735, a decrease of $5,400,919 (-47%) compared to total revenues of $11,471,654 for the three months ended March 31, 2021.  For the three months ended March 31, 2022, the Company had a loss before taxes of $3,463,461 compared to income before taxes of $2,542,339 for the three months ended March 31, 2021.  For the three months ended March 31, 2022, the Company had a net loss of $4,010,762 compared to net income of $2,267,703 for the three months ended March 31, 2021.

The decrease in revenues of $5,400,919 for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, was primarily due to a $1,154,708 (-17%) decrease in the net earned premium as Crusader’s operations are now in runoff, $3,693,858 gain realized in February 2021 on the sale of the building previously owned by Crusader, and $180,069 net unrealized investment losses on equity securities during the quarter ended March 31, 2022 compared to $151,667 net unrealized investment gains on equity securities during the quarter ended March 31, 2022.

The loss before tax of $3,463,461 for the three months ended March 31, 2022, compared to income before taxes of $2,542,339 for the three months ended March 31, 2021, was due primarily to the $1,154,708 (-17%) decrease in the net earned premium, increase in incurred losses and loss adjustment expenses, the $3,693,858 gain realized in February 2021 on the sale of the building previously owned by Crusader, and $365,981 (31%) increase in other operating expenses, and $180,069 net unrealized investment losses on equity securities during the quarter ended March 31, 2022 compared to $151,667 net unrealized investment gains on equity securities during the quarter ended March 31, 2022, partially offset by $736,324 (-72%) decrease in the policy acquisition costs and $269,686 (-24%) decrease in employee salaries and employee benefits.

As a result of the runoff of Crusader, revenues and losses in future periods will not be comparable to past periods because Crusader ceased writing new policies in September 2021 and ceased renewing policies as of December 8, 2021.

The effect of inflation on the Company for the three months ended March 31, 2022 was significant.  As our Company’s portfolio securities are primarily comprised of fixed income instruments, the fair value of these fixed income instruments will typically decrease in an inflationary environment as yields increase.  Also, employee salary and employee benefits expense increases tend to be higher than normal than in inflationary times.

Crusader premium

Crusader’s primary lines of business are CMP policies. These policies represented approximately 99.8% and 99.5% of Crusader’s total written premium for the three months ended March 31, 2022, and 2021, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements decreased $10,427,502 to $55,043, compared to $10,482,545 for the three months ended March 31, 2021.  The decrease in gross written premium was attributable to Crusader’s operations now currently being in runoff.

As a result of the runoff of Crusader, Crusader will not generate significant levels of written premium in the future. Crusader ceased writing new policies in September 2021 and ceased renewing policies as of December 8, 2021 as Crusader was obligated by regulatory requirements to offer renewal policies through that date.

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

Gross earned premium

Gross earned premium decreased $1,781,129 (-19%) to $7,606,505 for the three months ended March 31, 2022, compared to $9,387,634 for the three months ended March 31, 2021.  Historically, and prior to Crusader being placed into runoff, all policies were written on an annual basis. Earned premium represents a portion of written premium that is recognized as income in the condensed consolidated financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The decrease in gross earned premium was due primarily to decrease in the gross written premium as a result of the Crusader runoff.

As a result of the runoff of Crusader, the gross earned premium is expected to gradually decrease over time. Crusader does not expect any gross earned premium in 2023.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) decreased $626,421 (-23%) to $2,157,453 for the three months ended March 31, 2022, compared to $2,783,874 for the three months ended March 31, 2021. Ceded earned premium as a percentage of gross earned premium was 28% and 30% for the three months ended March 31, 2022 and 2021, respectively. The decrease in the ceded earned premium as a percentage of gross earned premium for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a reduction of premiums ceded to reinsurers related to the Company excess of loss treaties.

Ceded earned premium is based on gross earned premium. As a result of the runoff of Crusader, the ceded earned premium will gradually decrease over time. Crusader does not expect any ceded earned premium in 2023.

Reinsurance treaties are generally structured in layers, with different negotiated economic terms and retention of participation, or liability, in each layer.  In calendar years 2022 and 2021, Crusader retained a participation in its excess of loss reinsurance treaties of 0% in its 1st layer (reinsured losses between $500,000 and $1,000,000), 0% in its 2nd layer (reinsured losses between $1,000,000 and $4,000,000), and 0% in its property and casualty clash treaty.

Crusader also has catastrophe (“CAT”) reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies.  These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures.  In calendar years 2021 and 2020, Crusader retained a participation in its catastrophe excess of loss reinsurance treaties of 5% in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000).  In 2022 the catastrophe excess of loss reinsurance treaties were reduced to $16,000,000 with a $1,000,000 retention. Also, Crusader has not had a single CAT claim since 1992.

Crusader also has facultative reinsurance treaties from a highly rated California authorized reinsurance company.  Unlike the excess of loss treaties which cover all risks underwritten by Crusader, the facultative reinsurance treaties cover specific risks for properties with total insured values in excess of $4,000,000, or property coverage limit of the excess of loss treaties.  In calendar year 2020 and during the first five months of 2021, the facultative reinsurance treaties provided coverage for reinsured losses between $4,000,000 and $8,000,000.  From June 2021 through 2022, the facultative reinsurance treaties had two sections which provide coverage for reinsured losses between $4,000,000 and $9,000,000 (Section A) and $4,000,000 and $15,000,000 (Section B) depending on location of the insured risk.

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of March 31, 2022, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Three Months Ended
	March 31
	2022	2021

Direct earned premium	$6,812,125	$9,293,168
Assumed earned premium	794,380	94,466
Ceded earned premium	(2,157,453)	(2,783,874)
Net earned premium	$5,449,052	$6,603,760
Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	28%	30%

Net Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income decreased $185,941 (-36%) to $328,782 for the three months ended March 31, 2022, compared to $514,723 for the three months ended March 31, 2021. This decrease in investment income was due primarily to a smaller overall portfolio than in 2021 as investments were sold to pay claims and for operational uses.  In 2022, our third-party investment advisor was instructed by management not to invest in matured bonds so the portfolio remains relatively liquid, which will limit net investment income.  The Company had $61,733 in net realized investment gains for the three months ended March 31, 2022, compared to net realized investment gains of $55,399 for the three months ended March 31, 2021. The Company had net unrealized investment losses on equity securities of $180,069 for the three months ended March 31, 2022, compared to net unrealized gains of $151,667 for the three months ended March 31, 2021.

Average yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended
	March 31
	2022	2021

Average invested assets (1) – at amortized cost	$74,212,049	$88,417,672
Net investment income from:
Invested assets (2)	$328,760	$514,392
Invested Cash	22	331
Total investment income	$328,782	$514,723
Average yield on average invested assets (3)	1.8%	2.3%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)

Investment income from insurance company operation included $74,626 of investment expense for the three months ended March 31, 2022, compared to $34,581 of investment expense for the three months ended March 31, 2021.

(3)	Average yield on average invested assets did not include the investment income from cash equivalents.

As Crusader entered into runoff, it will need to liquidate some of its investment holdings to support its operations. Accordingly, the size of Crusader’s investment portfolio and investment income are expected to decrease. Investment expenses are expected to decrease as the portfolio’s invested assets decrease.

The amortized cost, estimated fair value (adjusted for YTD unrealized gains and losses) and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at March 31, 2022	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$17,978,044	$17,974,935	1.83%
Due after one year through five years	15,417,501	15,283,963	2.11%
Due after five years through ten years	19,091,698	18,372,496	2.43%
Due after ten years and beyond	15,068,613	14,513,270	2.36%
Total	$67,555,856	$66,144,664	2.18%

Maturities by Year at December 31, 2021	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$15,758,755	$15,875,423	2.21
Due after one year through five years	19,349,200	19,681,599	1.80
Due after five years through ten years	19,335,034	19,832,093	2.39
Due after ten years and beyond	17,075,416	17,324,290	2.35
Total	$71,518,405	$72,713,405	2.18

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 7.0 years as of March 31, 2022, and 6.7 years as of December 31, 2021.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2022
U.S. Treasury securities	$-	$-	-	$896,328	$(98,208)	2
Corporate securities	21,182,647	(755,757)	29	1,806,455	(252,497)	4
Agency mortgage-backed securities	15,248,602	(394,717)	37	860,650	(91,755)	2
Total debt securities	36,431,249	(1,150,474)	66	3,563,433	(442,460)	8
Equity securities	1,162,916	(103,530)	100	84,921	(11,312)	11
Total	$37,594,165	$(1,254,004)	166	$3,648,354	$(453,772)	19

	Less than 12 Months		12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2021
U.S. Treasury securities	$481,875	$(15,785)	1	$476,016	$(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

The fair value of the Company’s investment portfolio at March 31, 2022 was significantly impacted by higher market interest rates caused by the tightening of monetary policy by the Federal Reserve and the economic impact of Russia’s invasion of Ukraine.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of March 31, 2022, and December 31, 2021, were determined to be temporary.

The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	Three Months Ended
	March 31
	2022	2021

Fixed maturities securities sold
Number of securities sold	-	1
Amortized cost of sold securities	$-	$249,995
Realized gains on sales	$-	$2

Fixed maturities securities called
Number of securities called	1	2
Amortized cost of called securities	$524,987	$1,374,901
Realized (losses) gains on calls	$13	$99

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations was $91,289 for the three months ended March 31, 2022, compared to other loss of $26,212 for the three months ended March 31, 2021.  The increase in other income during the three months ended March 31, 2022, is primarily attributable to an increase in Crusader’s share of California FAIR Plan Equity of $134,598 offset by a decrease in rental income of $13,806 from the Mureau building that was sold.

Gross commissions and fees

Gross commissions and fees decreased $119,811 (-28%) to $313,650 for the three months ended March 31, 2022, compared to gross commissions and fees of $433,461 for the three months ended March 31, 2021.

The comparison in gross commission and fee income for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, are as follows:

	Three Months Ended
	March 31
	2022	2021	Change

Brokerage fee income	$120,465	$235,895	$(115,430)
Health insurance program	185,941	178,975	6,966
Membership and fee income	7,244	18,591	(11,347)
Gross commissions and fees	$313,650	$433,461	$(119,811)

Unifax sold insurance policies for Crusader until it was put into runoff and for USIC until its contract with USIC ended on August 31, 2021. Unifax continues to service the Crusader and USIC insurance policies.  For these brokerage services, Unifax received commissions from insurance companies and fees from policyholders. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies. For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy. The unearned portion of the brokerage fees is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements. Brokerage fee income decreased $115,430 (-49%) in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to reduction in policy counts. As a result of Crusader’s entering into runoff, the brokerage fee income, which is generated from production of Crusader and USIC insurance policies, is expected to gradually decrease over time. The Company does not expect any brokerage fee income in 2023.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commissions based on the premiums that it writes. Commission income increased $6,966 (4%) in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in the commissions during the three months ended March 31, 2022, is due to increase in override commissions for health and life business, offset by decreases in commission income from individual, group, and other health and life policies.

AAQHC is a third-party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $11,347 (-61%) for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease in the membership and fee income during the three months ended March 31, 2022, are due primarily to a decrease the cancellation of a few large groups.

Finance charges and fees earned

Effective August 8, 2021, the Company decided to discontinue loan issuance through AAC. Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $38,700 (-86%) to $6,298 for the three months ended March 31, 2022, compared to $44,998 in fees earned during the three months ended March 31, 2021, due primarily to the discontinuation of loan issuance through AAC in August 2021. During the three months ended March 31, 2022, AAC issued 0 loans, and had 182 loans outstanding as of March 31, 2022.  During the three months ended March 31, 2021, AAC issued 231 loans and had 745 loans outstanding as of March 31, 2021.  AAC provided premium financing for Crusader and USIC policies produced by Unifax in California. The Company will continue servicing existing loans through their expiration in June 2022.

Losses and loss adjustment expenses

Loss and loss adjustment expenses are the Company’s largest expense item. The loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 125% for the three months ended March 31, 2022, compared to 85% for the three months ended March 31, 2021.  The loss ratio is expected to increase as the Company settles additional claims and net earned premium continues to decrease.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended March 31
	2022	Loss Ratio	2021	Loss Ratio	Change

Net earned premium	$5,449,052		$6,603,760		$(1,154,708)
Losses and loss adjustment expenses:
Provision for insured events of current year	6,121,111	112%	6,757,564	102%	(636,453)
Development of insured events of prior years	710,393	13%	(1,172,351)	(17)%	1,882,744
Total losses and loss adjustment expenses	$6,831,504	125%	$5,585,213	85%	1,246,291

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

The $6,121,111 provision for insured events of current year for the three months ended March 31, 2022, was $636,453 less than the $6,757,564 provision for insured events of current year for the three months ended March 31, 2021, due primarily to decreases in the IBNR reserves associated with the Apartments business during the three months ended March 31, 2022.

The $710,393 unfavorable development of insured events of prior years for the three months ended March 31, 2022, was $1,882,744 higher compared to the $1,172,351 favorable development for the three months ended March 31, 2021, due primarily to increases in direct IBNR associated with the Transportation business.

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

Crusader has received seven claims related to civil unrest through August 1, 2022. One claim remains open for potential subrogation. The losses and loss adjustment expenses associated with this claim will not exceed Crusader’s $500,000 excess of loss reinsurance treaty retention.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since March 31, 2020:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
March 31, 2022	$6,121,111	$710,393	$6,831,504
December 31, 2021	6,290,918	1,160,104	7,451,022
September 30, 2021	8,017,701	(1,165,803)	6,851,898
June 30, 2021	5,754,482	330,225	6,084,707
March 31, 2021	6,757,564	(1,172,351)	5,585,213
December 31, 2020	6,758,848	(202,270)	6,556,578
September 30, 2020	9,385,389	7,934,662	17,320,051
June 30, 2020	5,378,459	(489,553)	4,888,906
March 31, 2020	5,161,176	716,209	5,877,385

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

	Three Months Ended March 31
	2022	2021	Change
Policy acquisition costs	$285,641	$1,021,965	$(736,324)
Ratio to net earned premium (GAAP ratio)	5%	15%

Policy acquisition costs decreased due to the cessation of underwriting operations, which resulted in an overall decrease in the ratio for three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

As a result of the runoff of Crusader, policy acquisition costs, which are related to production of Crusader insurance policies, are expected to gradually decrease over time. The Company does not expect any policy acquisition costs in 2023.

Salaries and employee benefits

Salaries and employee benefits decreased $269,686 (-24%) to $858,404 for the three months ended March 31, 2022, compared to $1,128,090 for the three months ended March 31, 2021.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended
	March 31
	2022	2021	Change

Total salaries and employee benefits incurred	$1,832,635	$2,173,440	$(340,805)
Less: charged to losses and loss adjustment expenses	(974,231)	(567,338)	(406,893)
Less: capitalized to policy acquisition costs	-	(309,695)	309,695
Less: charged to IT system upgrade	-	(168,317)	168,317
Net amount charged to operating expenses	$858,404	$1,128,090	$(269,686)

The decrease in the total salaries and employee benefits incurred for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to reductions in headcount of non-claims personnel, partially offset by increases in employee benefits costs as a result of higher medical insurance rates.

As a result of the runoff of Crusader, salaries and employee benefits are expected to decrease over time as the Company reduces its employee headcount to adequately support the diminished operations. The decrease in the salaries and employee benefits is expected to be partially offset by costs of severance paid to terminated employees and retention bonuses paid to remaining employees.

Commissions to agents/brokers

Commissions to agents/brokers (not including commissions on Crusader and USIC policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program. Commissions to agents/brokers on the health insurance program decreased $1,381 (-7%) to $19,187 for the three months ended March 31, 2022, compared to $20,568 for the three months ended March 31, 2021.  These decreases in commissions to agents/brokers were due primarily to lower commissions associated with the loss of a large group account.

Other operating expenses

Other operating expenses increased $365,981 (31%) to $1,539,460 for the three months ended March 31, 2022, compared to $1,173,479 for the three months ended March 31, 2021.  The increases in other operating expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, were primarily due to increases in legal fees to attorneys and examination fees paid to California, offset by expense savings from no longer having a rental property.

Income tax expense

Income tax expense was $547,301 (16% of pre-tax loss) for the three months ended March 31, 2022 and income tax expense was $274,636 (-11% of pre-tax income) for the three months ended March 31, 2021.

As of March 31, 2022, the Company had deferred tax assets of $9,529,432 generated from $45,378,251 of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,458,655 generated from state net operating loss carryforwards which begin to expire in 2028. In connection with preparation of its consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the periods ended March 31, 2022 and December 31, 2021, the Company has established a full valuation allowance against all deferred tax assets in the amount of $13,049,316 and $11,939,459, respectively, as in management’s judgement they will not more-likely-than-not be realized.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements included elsewhere in this report have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by Management is contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no significant changes from the information discussed therein.

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

In connection with the filing of this Form 10-Q for the period ended March 31, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in internal control over financial reporting described below.

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, identified the following that was concluded to represent a material weakness in the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2022.

Over a period of multiple years, (i) Unifax did not comply with the requirements of the CIC to hold premium trust funds in separate accounts or segregate such funds in accordance with the CIC; (ii) the funds in question were improperly transferred to an operating account of Unifax and were subsequently transferred to a Unico operating account, and (iii) the funds in question were utilized by Unico and its consolidated subsidiaries for general corporate purposes.  This resulted in a Premium Trust Deficiency and a compliance noncompliance by the Company and its subsidiaries with the contractual requirements of the affiliate agreement between Unifax and Crusader, and also resulted in certain immaterial errors in our financial statements previously filed with the SEC related to restricted cash and restricted funds.

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

Changes in Internal Control Over Financial Reporting

As described above, there were and continue to be changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have and may have a material affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412).  The opening brief of Anchors & Whales LLC was  filed August 12, 2022, and the Company has 90 days to respond. The Company cannot predict the actions of the Court of Appeals.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company.  The action is entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Stephen Shea ( The action alleges that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code (ii) failure to provide accurate itemized wage statements in violation of the California Labor Code (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code.  The action seeks general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees.   The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader.  Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader.  The Company and Mr. Esparza entered into a confidential settlement with a full release of all claims.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the risk factors disclosed in the Company’s 2021 Form 10-K.

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

As a property and casualty insurance company, Crusader required to maintain minimum capital and surplus as prescribed the California Insurance Code.  In addition, Crusader is subject to Risk Based Capital (“RBC”) requirements. RBC is a method developed by the NAIC and adopted in the California Insurance Code to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC requirements require Crusader to report the results of RBC calculations to the Commissioner of the CA DOI and the NAIC. If Crusader fails to meet certain standards related to its RBC Authorized Control Level and its RBC total adjusted capital standards and requirements, the CA DOI may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, and operations.  Such actions could include taking control of Crusader through certain proceedings.

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

101

The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (I) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

104	The Cover Page formatted in Inline XBRL (contained in Exhibit 101)

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

UNICO AMERICAN CORPORATION

Date: August 22, 2022	By:	/s/ Steven Shea
Steven Shea
Chief Executive Officer, President,

Date: August 22, 2022	By:	/s/ Jennifer Ziegler
Jennifer Ziegler
Treasurer, Chief Financial Officer,
(Principal Accounting Officer
and Principal Financial Officer)

