Form 10-Q
period 2022-06-30
UNICO AMERICAN CORP
filed 2022-09-27
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

Commission File No. 000-03978

UNICO AMERICAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-2583928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5230 Las Virgenes Road, #100
Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 591‑9800

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol	on which registered
Common Stock, No Par Value	UNAM	The Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2022
Common Stock, no par value per share	5,304,863

UNICO AMERICAN CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Form 10-Q”) and the documents incorporated by reference in this document, Unico American Corporation’s (“Unico” or the “Company”) press releases and oral statements made from time to time by the Company or on the Company’s behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about the Company’s plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “hope,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q, including, but not limited to, statements found in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

•	The Company may be unable to continue as a going concern.
•	Unico is dependent on financial support from Crusader Insurance Company (“Crusader”) to fund its operations or engage in certain strategic alternatives, and there can be no assurances that Crusader’s financial support of Unico will continue.
•	Crusader is subject to extensive supervision by the California Department of Insurance, (“CA DOI”) and may be subject to further regulatory action.
•	Crusader is subject to minimum capital and surplus requirements, and its failure to meet those requirements could subject Crusader to additional regulatory action.
•	The ability of the Company to retain personnel and to maintain appropriate staffing levels is critical to the Company’s success.
•	Failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures could lead to errors in our financial reporting and could adversely affect our business.
•	The Company has a history of net losses and could continue to incur substantial net losses in the future.
•	The Company’s success will depend on its ability to adjust claims accurately.
•	Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.
•	The Company does not expect to realize its deferred tax assets, which may have a materially adverse effect on the Company’s financial condition and results of operations.
•	The Company may be negatively impacted by emerging claim and coverage issues.
•	The Company’s success depends on the accuracy of its past underwriting of risks and the adequacy of the premiums charged to policyholders.
•	The inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader’s ability to write new policies.
•	The insurance business is subject to extensive regulation and such regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition, and results of operations.
•	The Company’s risk management framework could prove inadequate, which could adversely affect the Company.
•	The Company’s earnings may be affected by changes in interest rates.
•	The Company’s investments may be subject to credit, prepayment, and other risks.
•	The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.
•	The Company’s single operating location exposes it to geographic risk.
•	The Company’s reserve for doubtful accounts is based on estimates.
•	Litigation may have an adverse effect on the Company’s business.
•	The exclusions and limitations in the Company’s policies may not be enforceable.
•	The Company may find it difficult to acquire necessary data.
•	Cybersecurity risks, or failure of the Company’s information technology systems to operate properly and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, could result in a materially adverse effect on the Company’s business, reputation, financial condition, and results of operations.
•	Data privacy and security laws and regulations are continuing to change.
•	Uncertain economic conditions may negatively affect the Company’s business and operating results.
•	The Company’s business is vulnerable to climate change and significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.
•	The Company’s business may be adversely affected by public health threats and epidemics, including the novel coronavirus (“COVID-19”) and any variants of COVID-19.
•	The Company’s financial condition may be adversely affected if one or more parties that have significant contracts or relationships with the Company become insolvent, experience other financial difficulties, or default in the performance of obligations.
•	Crusader is a participant in various underwriting pools and programs which have legal power to levy assessments to Crusader.
•	·The Company’s primary goal is to maximize the long-term value of the enterprise which may sometimes conflict with short-term earnings expectations.

•	The Company is controlled by a small number of stockholders who will be able to exert significant influence over matters requiring stockholder approval.
•	Insurance laws make it difficult to effect a change of control of the Company or sale of insurance subsidiary.
•	If the Company is unable to maintain compliance with Nasdaq's listing requirements, its common stock could be delisted from the Nasdaq Global Market.
•	The Company does not expect to declare or pay dividends on its common shares in the future so any returns will be limited to the value of its stock.
•	The trading market for the Company’s stock is relatively illiquid.
•	Changes in the accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.
•	Changes in federal or state tax laws could have a materially adverse effect on the Company’s financial condition and results of operations.
•	·The Company’s disclosure controls and procedures may not prevent or detect all acts of fraud.
•	Changes in general economic conditions may have an adverse effect on the Company’s financial condition and results of operations.
•	The Company incurs significant costs as a result of operating as a public company, and its management is required to devote substantial time to related compliance initiatives.

Please see Part I - Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A (the “2021 Form 10-K/A”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 12, 2022 as well as other documents we file with the SEC from time-to-time, for other important factors that could cause the Company’s actual results to differ materially from the Company’s current expectations and from the forward-looking statements discussed herein. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-Q and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. -FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	December 31,
	(Unaudited)	2021
ASSETS

Investments
Available-for-sale: Fixed maturities, at fair value (amortized cost: $55,136,278 at June 30, 2022, and $71,218,405 at December 31, 2021)	$52,114,893	$72,413,405
Held-to-maturity: Fixed maturities, at amortized cost (fair value: $300,000)	300,000	300,000
Equity securities, at fair value (cost: $3,687,860 at June 30, 2022, and $3,532,026 at December 31, 2021)	3,714,611	4,131,153
Short‑term investments, at fair value	100,000	1,154,750
Total investments	56,229,504	77,999,308
Cash, cash equivalents, and restricted cash (restricted cash of $1,010,207 at June 30, 2022, and $381,942 at December 31, 2021)	12,561,994	15,626,651
Accrued investment income	317,798	369,928
Receivables, net	114,728	1,204,013
Reinsurance recoverable:
Paid losses and loss adjustment expenses	1,816,302	911,566
Unpaid losses and loss adjustment expenses	26,019,493	27,116,043
Deferred policy acquisition costs	-	986,806
Property and equipment, net	1,784,657	2,154,520
Other assets	1,136,837	502,095
Total assets	$99,981,313	$126,870,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$77,216,440	$82,492,674
Unearned premium	1,742,821	14,331,273
Advance premium and premium deposits	93,910	102,846
Accrued expenses and other liabilities	365,232	2,266,237
Total liabilities	79,418,403	99,193,030

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, no par value – authorized 10,000,000 shares: 5,304,863 shares issued and outstanding.	3,798,141	3,783,346
Accumulated other comprehensive income or (loss)	(2,386,894)	944,050
Retained earnings	19,151,663	22,950,504
Total stockholders’ equity	20,562,910	27,677,900
Total liabilities and stockholders’ equity	$99,981,313	$126,870,930

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
REVENUES

Insurance company operations:
Net earned premium	$3,455,879	$6,967,748	$8,904,931	$13,571,508
Net investment income	381,796	528,879	710,578	1,043,602
Net realized investment gains	40,577	106,410	102,310	161,809
Net realized gain on real estate sale	-	-	-	3,693,858
Net unrealized investment
(losses) gains on equity securities	(392,307)	14,615	(572,376)	166,281
Other income (loss)	34,551	54,465	124,291	27,714
Total insurance company operations	3,520,496	7,672,117	9,269,734	18,664,772

Other insurance operations:
Gross commissions and fees	226,736	415,711	540,386	849,172
Finance charges and fees earned	722	44,772	7,020	89,770
Other income (loss), net	142	5	1,691	546
Total revenues	3,748,096	8,132,605	9,818,831	19,604,260

EXPENSES

Losses and loss adjustment expenses	2,148,384	6,084,707	8,979,888	11,669,920
Policy acquisition costs	(493,017)	1,105,545	(207,376)	2,127,510
Salaries and employee benefits	251,468	1,205,630	1,109,872	2,333,721
Commissions to agents/brokers	25,257	20,434	44,444	41,002
Other operating expenses	1,257,143	1,147,124	2,796,603	2,320,602
Total expenses	3,189,235	9,563,440	12,723,431	18,492,755

Income (loss) before taxes	558,861	(1,430,835)	(2,904,600)	1,111,505
Income tax (expense) benefit	(346,940)	24,024	(894,241)	(250,612)
Net income (loss)	$211,921	$(1,406,811)	$(3,798,841)	$860,893

PER SHARE DATA:
Basic and Diluted
Income (loss)- per share	$0.04	$(0.27)	$(0.72)	$0.16
Weighted average shares	5,304,863	5,304,885	5,304,863	5,304,885

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Net income (loss)	$211,921	$(1,406,811)	$(3,798,841)	$860,893
Other changes in comprehensive income (loss):
Changes in unrealized (losses) gains on securities classified as available-for-sale arising during the period, net of income tax	(1,272,052)	90,376	(3,330,944)	(942,779)
Comprehensive (loss) income, net of income tax	$(1,060,131)	$(1,316,435)	$(7,129,785)	$(81,886)

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common		Accumulated Other Comprehensive Income	Retained	Equity
	Shares	Amount	(Loss)	Earnings	Total
Balance at January 1, 2021	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960
Change in unrealized losses, net of deferred income tax	-	-	(1,033,155)	-	(1,033,155)
Net Income	-	-	-	2,267,703	2,267,703
Balance at March 31, 2021	5,304,885	$3,771,767	$1,604,192	$30,891,549	$36,267,508
Shares repurchased	(22)	(10)	-	(91)	(101)
Change in unrealized losses, net of deferred income tax	-	-	90,376	-	90,376
Net loss	-	-	-	(1,406,811)	(1,406,811)
Balance at June 30, 2021	5,304,863	$3,771,757	$1,694,568	$29,484,647	$34,950,972

	Common		Accumulated Other Comprehensive Income	Retained	Equity
	Shares	Amount	(Loss)	Earnings	Total
Balance at January 1, 2022	5,304,863	$3,783,346	$944,050	$22,950,504	$27,677,900
Change in unrealized losses, net of deferred income tax	-	-	(2,058,892)	-	(2,058,892)
Stock based compensation	-	14,795	-	-	14,795
Net loss	-	-	-	(4,010,762)	(4,010,762)
Balance at March 31, 2022	5,304,863	$3,798,141	$(1,114,842)	$18,939,742	$21,623,041

Change in unrealized losses, net of deferred income tax	-	-	(1,272,052)	-	(1,272,052)
Net income	-	-	-	211,921	211,921
Balance at June 30, 2022	5,304,863	$3,798,141	$(2,386,894)	$19,151,663	$20,562,910

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
Cash flows from operating activities:	2022	2021

Net (loss) income	$(3,798,841)	$860,893
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	369,862	268,275
Bond amortization, net	104,466	(354,623)
Stock based compensation	14,795	-
Bad debt expense	8,511	5,339
Net realized investment gains	(102,310)	(125,353)
Net realized gain on real estate sale	-	(3,693,858)
Net unrealized investment losses (gains) on equity securities	572,376	(166,281)
Changes in assets and liabilities:
Net receivables and accrued investment income	1,132,905	(773,840)
Reinsurance recoverable	191,814	330,848
Deferred policy acquisition costs	986,806	(323,968)
Other assets	(643,542)	97,988
Unpaid losses and loss adjustment expenses	(5,276,234)	(696,342)
Unearned premiums	(12,588,452)	2,787,546
Advance premium and premium deposits	(8,936)	(81,118)
Accrued expenses and other liabilities	(1,901,004)	(1,312,344)
Income taxes deferred	894,241	250,612
Net cash used by operating activities	(20,043,543)	(2,926,226)

Cash flows from investing activities:
Purchase of fixed maturity investments	-	(23,149,083)
Purchase of equity securities	(646,564)	(1,410,323)
Proceeds from maturity of fixed maturity investments	12,728,189	15,743,563
Proceeds from sale or call of fixed maturity investments	3,249,572	3,425,261
Proceeds from sale of equity securities	592,939	932,771
Sales (purchases) of short-term investments	1,054,750	(6,268,314)
Proceeds from sale of real estate held for sale	-	12,028,875
Purchase of property and equipment	-	(455,847)
Net cash provided by investing activities	16,978,886	846,903

Cash flows from financing activities:
Repurchase of common stock	-	(101)
Net cash used by financing activities	-	(101)

Net change in cash, cash equivalents and restricted cash	(3,064,657)	(2,079,424)
Cash, cash equivalents and restricted cash at beginning of period	15,626,651	3,957,980
Cash, cash equivalents and restricted cash at end of period	$12,561,994	$1,878,556

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited)

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

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

During the quarter ended September 30, 2021, Unico took actions to cause its insurance company subsidiary, Crusader Insurance Company (“Crusader”), to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Effective September 30, 2021, Crusader ceased writing any new insurance policies and ceased renewing policies that were expiring after December 8, 2021. Crusader issued notices of non-renewal in accordance with the CA DOI rules and regulations for its existing in-force policies to terminate such policies at the expiration of the current policy periods. In August 2021, Unico also discontinued its premium financing operations formerly conducted through its subsidiary American Acceptance Corporation (“AAC”), which activity is reflected on the Condensed Consolidated Statements of Operations under “Other insurance operations.”

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2021 Form 10-K/A.

Going Concern

Based on Unico’s current cash and short‑term investments at June 30, 2022, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying consolidated financial statements.

The Company prepared the accompanying consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations and negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on the payment of dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (the “Special Examiner”). If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of Unico's ability to remain a going concern. Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. Unico is also considering a potential transaction, which is known as a loss portfolio transfer transaction. In a loss portfolio transfer transaction, Crusader would cede its loss obligations to another insurer through the transfer of assets to the reserves being transferred to that insurer. An additional consideration or premium may be required to be paid by Crusader if the loss obligations of Crusader are viewed as being greater than the reserves being transferred to the insurer. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic and general economic conditions have on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in a gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of the Company and an affiliate of Crusader, is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956  to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $340,674 as of September 15, 2022 and $335,619 as of June 30, 2022. The balance will be repaid to Crusader by Unifax by December 31, 2022.

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

Concentration of Risks

100% of Crusader’s gross written premium was derived from California during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. During the three and six months ended June 30, 2022, 100.0% of Crusader's business was CMP policies. During the three and six months ended June 30, 2021, approximately 99.8% and 99.6%, respectively, of Crusader’s business was comprised of CMP policies.

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

The Company has used the following methods and assumptions in estimating its fair value disclosures for instruments carried at fair value:

•	Available-for-sale fixed securities, equity securities, and short-term investments – Fair values are obtained from widely accepted third party vendors.
•	Cash, cash equivalents, and restricted cash – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments
•	Long-term certificates of deposit – The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments are at amortized cost which approximates their fair value.
•	Receivables, net – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate their fair values given the short-term nature of these instruments.
•	Accrued expenses and other liabilities – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair values given the short-term nature of these instruments.

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

NOTE 2 – CASH, RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$11,551,787	$15,244,709
Restricted cash	1,010,207	381,942
Total	$12,561,994	$15,626,651

As of June 30, 2022 and December 31, 2021 cash, cash equivalents and restricted cash include custodial trust, bank money market accounts, and a bank savings account. Any financial instruments that are readily convertible into known amounts of cash or are so near their maturity that they present an insignificant interest rate risk are considered cash equivalents. Any certificate of deposit which matures in three months or less from the reporting date is considered a cash equivalent.

NOTE 3 – INCOME (LOSS) PER SHARE

The following table represents the reconciliation of the Company’s basic income (loss) per share and diluted income (loss) per share computations reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Basic and Diluted Income (loss) per share
Net income (loss)	$211,921	$(1,406,811)	$(3,798,841)	$860,893
Weighted average shares outstanding	5,304,863	5,304,885	5,304,863	5,304,885
Basic and Diluted income (loss) per share	$0.04	$(0.27)	$(0.72)	$0.16

Basic loss per share excludes the impact of common share equivalents and is based upon the weighted average common shares outstanding. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings or losses per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted loss per share, as the inclusion of stock options would have an anti-dilutive effect.  There is no difference between basic and diluted income or loss per share.

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

Standards not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company’s consolidated financial statements but expects the primary changes to be (i) the use of the expected credit loss model for its premium receivables and reinsurance recoverable and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will primarily impact the Company’s available-for-sale fixed maturities portfolio and reinsurance recoverable.

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases, (“ASU 2019-10”). ASU 2019-10 updated the effective date for implementing ASU 2016-13 for smaller reporting entities, and that effective date will be for fiscal years beginning after December 15, 2022. Since the Company’s fixed income portfolio is invested primarily in higher rated bonds and the reinsurance is purchased from financially strong reinsurers, the Company believes the adoption of ASU 2016-13 will not have a material impact to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets.

NOTE 5 – ACCOUNTING FOR TAXES

The Company and its subsidiaries file consolidated federal and state income tax returns. Pursuant to a tax allocation agreement, Crusader and  AAC, are allocated taxes or tax credits in the case of losses, at current corporate rates based on their own taxable income or loss. The Company files income tax returns under U.S. federal and various state jurisdictions. The Company is subject to examination by U.S. federal income tax authorities for tax returns filed starting at taxable year 2018 and California state income tax authorities for tax returns filed starting at taxable year 2017. There are no ongoing examinations of income tax returns by federal or state tax authorities.

As a California insurance company, Crusader is obligated to pay a premium tax on direct written premium in all states where Crusader is admitted. The premium tax is in lieu of state franchise taxes and is not included in the provision for state taxes.

As of June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of $9,818,855 and $8,584,487 generated from $46,756,456 and $40,878,510, respectively, of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,472,030 and $2,509,115 generated from state net operating loss carryforwards which begin to expire between 2028 and 2040. In connection with the preparation of its condensed consolidated financial statements, the Company performed an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the periods ended June 30, 2022 and December 31, 2021, the Company has established a full valuation allowance against all deferred tax assets in the amount of $13,480,055 and $11,939,459, respectively, as in management’s judgement they will not more-likely-than-not be realized.

NOTE 6 –PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30	December 31
	2022	2021
Furniture, fixtures, and equipment	$1,168,516	$2,316,885
Computer software	1,861,912	466,892
Accumulated depreciation and amortization	(1,245,771)	(2,983,418)
Computer software under development	-	2,354,161
Property and equipment, net	$1,784,657	$2,154,520

On January 11, 2022, Crusader entered into a sublease agreement (the “Lease”) with Western General Insurance Company, in Liquidation (“Western General”) for the lease of approximately 4,199 rentable square feet of office space located at 5230 Las Virgenes Road, Suite 100, Calabasas, CA 91302 (the “Premises”). The Lease is subject and subordinate to that certain Office Lease by and between Western General and Colorado Capital Calabasas LLC, a Delaware limited liability Company, dated August 1, 2021. Crusader is using the Premises for its new corporate headquarters.

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

In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader, which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $340,674 as of September 15, 2022 and $335,619 as of June 30, 2022.

Depreciation on furniture, fixtures, and equipment was computed using the straight-line method over 3 to 15 years. Depreciation and amortization expense on all property and equipment for the three and six months ended June 30, 2022, was $176,363 and $369,862, respectively, and for the three and six months ended June 30, 2021, was $146,548 and $268,275, respectively.

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of June 30, 2022, and December 31, 2021:

June 30, 2022	Level 1	Level 2	Level 3	Total

Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$3,137,411	$-	$-	$3,137,411
Corporate securities	-	32,724,167	-	32,724,167
Agency mortgage-backed securities	-	16,253,315	-	16,253,315
Held-to-maturity securities
Certificates of deposits	-	300,000	-	300,000
Equity securities	3,714,611	-	-	3,714,611
Short-term investments	100,000	-	-	100,000
Total financial instruments at fair value	$6,952,022	$49,277,482	$-	$56,229,504

December 31, 2021
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$6,309,805	$-	$-	$6,309,805
Corporate securities	-	45,249,973	-	45,249,973
Agency mortgage-backed securities	-	20,853,627	-	20,853,627
Held-to-maturity securities
Certificates of deposits	-	300,000	-	300,000
Equity securities	4,131,153	-	-	4,131,153
Short-term investments	1,154,750	-	-	1,154,750
Total financial instruments at fair value	$11,595,708	$66,403,600	$-	$77,999,308

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

As a result of the spread of possible new COVID-19 variants, Russia’s invasion of Ukraine, and the rapid pace of inflation in the U.S., economic uncertainties have arisen which can impact the fair value of investments. While the Company does not believe it is exposed to substantial risk from these uncertainties, it is possible that the fair value of its investment portfolio may be adversely affected by the general economic uncertainties.

NOTE 8 – INVESTMENTS

A summary of investment income, net realized investment gains, realized gain on real estate sale, and net unrealized investment gains (losses) on equity securities is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Investment income:
Fixed maturities	$388,831	$543,971	$724,868	$1,072,138
Equity securities	27,595	22,020	54,646	42,774
Short-term investments and cash equivalents	2,683	341	5,690	722
Gross investment income	419,109	566,332	785,204	1,115,634
Less investment expenses	(37,313)	(37,453)	(74,626)	(72,032)
Net investment income	381,796	528,879	710,578	1,043,602
Net realized investment gains	40,577	106,410	102,310	161,809
Net realized gain on sale of real estate	-	-	-	3,693,858
Net unrealized investment gains (losses) on equity securities	(392,307)	14,615	(572,376)	166,281
Net investment income, realized investment
gains, realized gains on real
estate sale and unrealized investment gains	$30,066	$649,904	$240,512	$5,065,550

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Available-for-sale fixed maturities:
U.S. Treasury securities	$3,289,828	$-	$(152,417)	$3,137,411
Corporate securities	34,592,172	4,047	(1,872,052)	32,724,167
Agency mortgage-backed securities	17,254,278	-	(1,000,963)	16,253,315
Total Available-for-sale fixed maturities	55,136,278	4,047	(3,025,432)	52,114,893

Held-to-maturity fixed securities:
Certificates of deposits	300,000	-	-	300,000
Total fixed maturities	$55,436,278	$4,047	$(3,025,432)	$52,414,893

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021
Available-for-sale fixed maturities:
U.S. Treasury securities	$6,278,764	$67,516	$(36,475)	$6,309,805
Corporate securities	44,370,193	1,076,288	(196,508)	45,249,973
Agency mortgage-backed securities	20,569,448	352,466	(68,287)	20,853,627
Total Available-for-sale fixed maturities	71,218,405	1,496,270	(301,270)	72,413,405

Held-to-maturity fixed securities:
Certificates of deposits	300,000	-	-	300,000
Total fixed maturities	$71,518,405	$1,496,270	$(301,270)	$72,713,405

As of June 30, 2022 and December 31, 2021, six securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the Reinsurance Trust Agreement among Crusader, United Insurance Company (“USIC”), and Comerica (the "Reinsurance Trust Agreement") to secure payment of Crusader’s liabilities and performance of its obligations under the Reinsurance Agreement with USIC described in Note 9, Unpaid Losses and Loss Adjustment Expenses, Termination of Reinsurance Agreement below. The estimated fair value and amortized cost of those securities was $4,977,697 and $5,260,981 and $8,243,758 and $8,162,053 on June 30, 2022 and December 31, 2021 respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	June 30	December 31
	2022	2021

Gross unrealized gains on fixed maturities	$4,047	$1,496,270
Gross unrealized losses on fixed maturities	(3,025,432)	(301,270)
Net unrealized gains (losses) on fixed maturities	(3,021,385)	1,195,000
Deferred federal tax benefit (expense)	634,491	(250,950)
Net unrealized gains (losses), net of deferred income taxes	$(2,386,894)	$944,050

The amortized cost, estimated fair value (net of unrealized gains and losses) and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at June 30, 2022	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year	$14,880,026	$14,752,637	1.64%
Due after one year through five years	12,419,220	11,909,622	2.60%
Due after five years through ten years	14,993,355	13,681,884	2.43%
Due after ten years and beyond	13,143,677	12,070,750	2.61%
Total	$55,436,278	$52,414,893	2.29%

Maturities by Year at December 31, 2021	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year	$15,758,755	$15,875,423	2.21%
Due after one year through five years	19,349,200	19,681,599	1.80%
Due after five years through ten years	19,335,034	19,832,093	2.39%
Due after ten years and beyond	17,075,416	17,324,290	2.35%
Total	$71,518,405	$72,713,405	2.18%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The weighted average maturity of the Company’s fixed maturity investments was approximately 8.0 years as of June 30, 2022 and approximately 6.7 years as of December 31, 2021.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Losses	Securities	Fair Value	Losses	Securities
June 30, 2022
U.S. Treasury securities	$2,274,989	$(20,127)	6	$862,422	$(132,289)	2
Corporate securities	22,990,618	(1,401,779)	33	7,543,761	(455,379)	10
Agency mortgage-backed securities	15,899,228	(879,977)	45	814,192	(135,881)	2
Total debt securities	41,164,835	(2,301,883)	84	9,220,375	(723,549)	14
Equity securities	1,464,407	(277,551)	150	128,783	(41,314)	16
Total	$42,629,242	$(2,579,434)	234	$9,349,158	$(764,863)	30

	Less than 12 Months			12 Months or Longer
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2021
U.S. Treasury Securities	$481,875	$(15,785)	1	$476,016	(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

The increase in gross unrealized losses is attributable to the increase in yields resulting from the tightening of monetary policy by the Federal Reserve in order to mitigate inflation in the U.S. economy and the economic impact of Russia’s invasion of Ukraine.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition, and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of June 30, 2022 and December 31, 2021 were determined to be temporary.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Fixed maturities securities sold
Number of securities sold	-	2	-	3
Amortized cost of sold securities	$-	$1,943,398	$-	$2,193,393
Realized gains on sales	$-	$707	$-	$710

Fixed maturities securities called
Number of securities called	6	1	7	3
Amortized cost of called securities	$3,669,912	$1,018,877	$4,194,899	$2,393,778
Realized gains (losses) on calls	$88	$(18,877)	$101	$(18,778)

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

The Company’s equity securities allocation is intended to enhance the return of and provide diversification for the total investment portfolio. A summary of equity securities is shown below:

	June 30	December 31
	2022	2021

Cost	$3,687,860	$3,532,026
Unrealized gains	26,751	599,127
Estimated fair value of equity securities	$3,714,611	$4,131,153

The Company’s investment in certificates of deposit was $300,000 as of June 30, 2022 and December 31, 2021, respectively.

The following securities from three different banks represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the State of Nevada.

	June 30	December 31
	2022	2021

Certificates of deposit	$300,000	$300,000
Short-term investments	100,000	200,000
Cash	100,000	-
Total state held deposits	$500,000	$500,000

All the Company’s brokered and non-brokered certificates of deposit are within the Federal Deposit Insurance Corporation (“FDIC”) insured permissible limits. Due to the nature of the Company’s business, certain bank accounts may exceed FDIC insured permissible limits.

Short‑term investments have an initial maturity of one year or less and consist of the following:

	June 30	December 31
	2022	2021
Short-term bonds	$-	$954,750
Certificates of deposit	100,000	200,000
Total short-term investments	$100,000	$1,154,750

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Six Months Ended
	June
	2022	2021

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$82,492,674	$74,893,509

Less reinsurance recoverable on unpaid losses and loss adjustment expenses	27,116,043	22,253,642
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	55,376,631	52,639,867

Incurred losses and loss adjustment expenses:
Provision for insured events of current year	8,904,931	12,512,046
Development of insured events of prior years	74,957	(842,126)
Total incurred losses and loss adjustment expenses	8,979,888	11,669,920

Loss and loss adjustment expense payments:
Attributable to insured events of the current year	2,639,899	4,374,086
Attributable to insured events of prior years	10,519,673	7,820,122
Total payments	13,159,572	12,194,208

Reserve for unpaid losses and loss adjustment expenses at June 30 – net of reinsurance	51,196,947	52,115,579

Reinsurance recoverable on unpaid losses and loss adjustment expenses	26,019,493	22,081,588
Reserve for unpaid losses and loss adjustment expenses at June 30 – gross of reinsurance	$77,216,440	$74,197,167

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

Termination of Reinsurance Arrangement

On August 31, 2021, Crusader and USIC, terminated the Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) effective April 1, 2020, by and between Crusader and USIC. Pursuant to the Reinsurance Agreement, Crusader agreed to reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax, for property, general liability, commercial multiple peril (“CMP”), liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader’s obligations under the Reinsurance Agreement continue after termination but issued after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

On August 31, 2021, as result of the termination of the Reinsurance Agreement, the Surplus Line Broker Agreement (the “Broker Agreement”) effective April 1, 2020, by and between Unifax and USIC, automatically terminated. Pursuant to the Broker Agreement, USIC authorized Unifax to act as its broker for the purpose of producing and administering certain specified classes of insurance policies, which are the subject of the Reinsurance Agreement. Unifax’s obligations under the Broker Agreement continue after termination for insurance business reinsured under the Broker Agreement. Unifax’s obligations including handling and servicing of all policies until their expiration.

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

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC was permitted to request additional security for the unearned premium and loss reserves in the event (i) Crusader’s A.M. Best rating is reduced; or (ii) Crusader’s A.M. Best rating is removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10% or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of June 30, 2022 and December 31, 2021, six securities were held as collateral with Comerica, pursuant to the Reinsurance Trust Agreement. The estimated fair value and amortized cost of those securities was $4,977,697 and $5,260,981 and $8,243,758 and $8,162,053 on June 30, 2022 and December 31, 2021 respectively.

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

Likewise, the Company is sometimes named as a cross‑defendant in litigation, which is principally directed against an insured who was issued a policy of insurance directly or indirectly through Crusader. Incidental actions related to disputes concerning the issuance or non‑issuance of individual policies are sometimes brought by customers or others. These items are also handled on a routine basis by counsel, and they do not generally affect the operations of the Company. Management is confident that the ultimate outcome of pending litigation should not have an adverse effect on the Company’s condensed consolidated results of operations or financial position. The Company vigorously defends itself unless a reasonable settlement appears appropriate.

Crusader has received several coronavirus-related business interruption claims. All such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as a defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to COVID-19. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney’s fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Only one of these suits remains active.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleged that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to COVID-19 and related government orders that limited or halted operations of bars and restaurants. The action further alleged that Crusader acted unreasonably in denying the claims, and it sought as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleged a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC was filed August 12, 2022. Crusader expects to file a respondent brief within the next 60 days. The Company cannot predict the actions of the Court of Appeals.

Crusader received seven claims related to civil unrest through August 20, 2022. All of these claims have been resolved.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company. The action was entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Stephen Shea ( The action alleges that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code (ii) failure to provide accurate itemized wage statements in violation of the California Labor Code (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code. The action seeks general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees. The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader. Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader. In August 2022, the Company and Mr. Esparza settled all claims in a confidential settlement releasing the Company of any further claims.

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

As of December 31, 2021, and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended. On March 24, 2021, Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the “RBC Plan”) to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted. On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred. At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022. On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information was submitted by August 24, 2022. The CA DOI may accept Crusader’s revised 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event, or it may request that an additional revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues, including a potential loss portfolio transfer by Crusader.

NOTE 11 – PROFIT SHARING PLAN

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions that are matched at up to 4%. In addition, pursuant to the terms of the Plan, the Company may contribute a discretionary profit sharing amount to participants as determined by the Board of Directors. The Plan was modified in 2022 and beginning in 2023 the Company decided that it will not make this optional contribution. Participants are eligible to request a distribution of their account balance upon death, retirement, minimum required distributions, and termination of employment. The Company modified the Plan so that all the participants immediately vested in their plan at December 31, 2021.

Contributions to the Plan are as follows:

Year ended December 31, 2021	$171,205
Year ended December 31, 2020	$154,331

The Company contributed $71,421 in profit sharing for the 2021 Plan year, which was paid to eligible employees in April 2022.

NOTE 12 – INCENTIVE STOCK PLANS AND STOCK BASED COMPENSATION

The Company’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) covers 500,000 shares of Unico’s common stock (subject to adjustment in the case of merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, etc.) and was approved by Unico’s stockholders on May 27, 2021. The Equity Incentive Plan provides for the grant of the following equity-based incentive awards to participants: (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) other stock-based awards. Through the date of this Form 10-Q there have been 44,250 non-qualified stock options granted and 48,000 restricted stock grants under the Equity Incentive Plan, of which none were vested and exercisable as of June 30, 2022.

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

The Company recognized stock-based compensation expense in the amount of $14,795 for all awards issued under the Equity Incentive Plan in the “Salaries and employee benefits” line item in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022. No stock-based compensation expense was recognized for the six months ended June 30, 2021.

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

The following table summarizes non-qualified stock option and restricted stock grants activity for six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2022	31,250	4.52	3.79	-
Non-qualified stock option granted	-	-	-	-
Restricted stock granted	-	-	-	-
Forfeited or expired	(5,000)	4.52	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2022	26,250	$4.52	2.99	-
Exercisable at June 30, 2022	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on June 30, 2022.

No options or restricted stock were granted to employees or non-employees during the six months ended June 30, 2022. Unrecognized compensation cost was $106,597 at June 30, 2022 and is expected to be recognized over a weighted-average period of 2.99 years. Compensation expense is reversed as options are forfeited. There were 26,250 options outstanding at June 30, 2022. As of June 30, 2022, 500,000 shares of the Company’s common stock were available under the Equity Incentive Plan.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. Except as disclosed elsewhere and below, no events have occurred subsequent to June 30, 2022, requiring disclosure or recording in the condensed consolidated financial statements.

On August 24, 2022, the Company’s subsidiaries American Insurance Brokers, Inc., National Insurance Brokers, Inc. and Insurance Club, Inc. (collectively, the “Sellers”) each entered into an Asset Purchase Agreement (collectively, the “Agreements”) with Warner Pacific Insurance Services, Inc. (the “Purchaser”) pursuant to which the Sellers have agreed to sell and the Purchaser has agreed to purchase certain assets, primarily contracts, trademarks and service marks, owned by each respective Seller, subject to satisfaction of customary closing conditions. The aggregate purchase price for the assets being sold is $700,000 and is subject to a one-year holdback of $70,000 to secure claims that may arise against the Sellers under the Agreements. The transactions are expected to close in the fourth quarter of 2022.

On September 22, 2022, Unico American Corporation (the “Company”) received written notice from Nasdaq stating that the Company is not in compliance with the requirement of a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000 for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(1)(C). Nasdaq calculates MVPHS by subtracting from the total shares of common stock outstanding any shares held by officers, directors or any person who beneficially owns more than 10% of the total shares outstanding.  The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on the Nasdaq Global Market under the symbol “UNAM” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days, or until March 21, 2023, to regain compliance with the minimum MVPHS requirement. To regain compliance, the minimum MVPHS of the Company’s common stock must meet or exceed $5,000,000 for at least ten consecutive business days during this 180-calendar day compliance period.

If the Company does not regain compliance with the minimum MVPHS requirement by March 21, 2023, Nasdaq will provide written notification to the Company that its securities are subject to delisting. Alternatively, the Company may consider applying to transfer the Company’s securities to the Nasdaq Capital Market which has a minimum MVPHS requirement of $1,000,000, provided that the Company meets the Nasdaq Capital Market's continued listing requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of the Company’s financial condition and results of operations by focusing on changes in certain key measures quarter over quarter. This MD&A should be read in conjunction with the Company’s 2021 Form 10-K/A, plus the condensed consolidated financial statements and notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-Q. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

General

Unico American Corporation is an insurance holding company. Crusader Insurance Company ("Crusader"), Unico’s insurance company subsidiary, underwrote commercial property and casualty insurance. The Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc. (“AIB”) provided marketing and continue to provide various underwriting support services related to property, casualty, health and life insurance. The Company’s subsidiary American Acceptance Corporation (“AAC”) provided insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services. The Company’s subsidiary U.S. Risk Manager’s Inc. (“U.S. Risk”) provides claims adjustment services. Unico American Corporation is referred to herein as the “Company” or “Unico” and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

In connection with the Company’s previously announced review of strategic alternatives, during the quarter ended September 2021, Unico took actions to cause Crusader to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Effective September 30, 2021, Crusader ceased writing any new insurance policies and no longer renewed policies subsequent to December 8, 2021. Crusader has issued notices in accordance with the CA DOI rules and regulations of non-renewal for its existing in-force policies to terminate such policies at the expiration of the current policy periods. Crusader continues to provide services to existing insurance policyholders and claimants during its runoff. Actions to wind down operations that support the writing of new insurance policies and the issuance of renewal insurance policies began immediately, and the servicing operations will be adjusted over time to support business requirements including the retention of the necessary staff. In August 2021, Unico also discontinued its premium financing operations formerly conducted through AAC, which activity is reflected on the Condensed Consolidated Statement of Operations under “Other insurance operations.”

Total revenues for the three months ended June 30, 2022, were $3,748,096 compared to $8,132,605 for the three months ended June 30, 2021, a decrease of $4,384,509 (-54%). Total revenues for the six months ended June 30, 2022, were $9,818,831 compared to $19,604,260 for the six months ended June 30, 2021, a decrease of $9,785,429 (-50%). The decrease in revenue was attributable to a decrease in the net earned premium as Crusader’s operations are now in runoff. Additionally, included in 2021 revenue is a $3,693,858 gain realized in February 2021 on the sale of the building previously owned by Crusader. The Company had net income of $211,921 for the three months ended June 30, 2022, compared to a net loss of $1,406,811 for the three months ended June 30, 2021, an increase in net income of $1,618,732 (115%). The Company had a net loss of $3,798,841 for the six months ended June 30, 2022, compared to net income of $860,893 for the six months ended June 30, 2021, a decrease in net income of $4,659,734 (-541%). The decrease in net income is due mainly to $9.4 million less revenue from insurance operations as a result of Crusader being in runoff, along with a decline in net investment income as a result of a reduced portfolio, a decline in finance charges as a result of the cessation of the financing operations of AAC, an increase in legal expenses and administrative fees from the supervision agreement, which is offset by a decrease in salaries.

Going Concern

Based on Unico’s current cash and short‑term investments at June 30, 2022, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying consolidated financial statements.

Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on the payment of dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (“Special Examiner”). If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of Unico's ability to remain a going concern.

Unico needs to improve its consolidated operating results, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. Unico is also considering a potential transaction, which is known as a loss portfolio transfer transaction. In a loss portfolio transfer transaction, Crusader would cede its loss obligations to another insurer through the transfer of assets equal to the reserves being transferred to that insurer. An additional consideration or premium may be required to be paid by Crusader if the loss obligations of Crusader are viewed as being greater than the reserves being transferred to the insurer. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic and general economic conditions have had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico's existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in a gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico's common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Supervision Agreement

On September 10, 2021, Crusader and the CA DOI entered into the Supervision Agreement at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the California Insurance Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in (i) and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provides that the Special Examiner will meet with Crusader to develop a list of recurring payments under items (i) and (ii) that may not require prior written approval. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $340,674 and $335,619 as of September 15, 2022 and June 30, 2022, respectively.

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

Work Force Reduction

In connection with the runoff of Crusader, on October 7 and October 8, 2021, the Company informed thirteen employees of the Company’s determination to terminate their employment, effective as of October 8, 2021 (the “October 2021 Work Force Reduction”). Additionally, on December 16, 2021, and December 17, 2021, the Company informed an additional twelve employees of the Company’s determination to terminate their employment, effective as of December 17, 2021 (the “December 2021 Work Force Reduction”). The terminated employees were primarily employed in the Company’s underwriting and marketing groups. In connection with the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, the Company expects to incur total pretax costs of $968,139, consisting of severance payments under the Company’s existing policy. In addition, the Company has offered retention bonuses to certain of the Company’s employees that were not subject to the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, in connection with which, depending on employee participation, the Company expects to incur total pretax costs of $62,269. The Company implemented another retention bonus plan to certain employees and expects to incur total pretax costs of $193,731 related to the plan, which is being recognized ratably over the last three quarters of 2022. The Company may incur additional costs in connection with the runoff of Crusader, including additional costs associated with workforce reductions. In 2021, the Company paid $331,331 in severance payments and $0 in retention bonus payments.

In 2022, the Company has paid $306,753 in severance payments and $269,775 in retention bonus payments.

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

Crusader has received several coronavirus-related business interruption claims. All such claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest, and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Only one of these suits remains active.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC was filed August 12, 2022. Crusader expects to file a respondent brief within the next 60 days. The Company cannot predict the actions of the Court of Appeals.

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

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware, the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC was permitted to request additional security for the unearned premium and loss reserves in the event (i) the A.M. Best rating of Crusader is at any time reduced; or (ii) the A.M. Best rating of Crusader is at any time removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10% or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of June 30, 2022 and December 31, 2021, respectively, six securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the Reinsurance Trust Agreement among Crusader, USIC and Comerica (the "Reinsurance Trust Agreement") to secure payment of Crusader’s liabilities and performance of its obligations under the Reinsurance Agreement with USIC. The estimated fair value and amortized cost of those securities was $4,977,697 and $5,260,981 and $8,243,758 and $8,162,053 on June 30, 2022 and December 31, 2021, respectively.

Outsourcing of Claims Processing to an Experienced Third-Party Administrator

In January 2022, Crusader engaged a Third-Party Administrator (“TPA”) to assist in the claims adjudication and settlement process. This outside TPA supplements U.S. Risk as Crusader is in runoff and any increased claims activity will be outsourced to the TPA through the end of October 2022 to manage open claims inventory. The U.S. Risk staff adjust claims and oversee all outside claim services such as attorneys, independent or outside claim adjusters, and experts as necessary. Engagement of this TPA should allow for increased control over paid allocated loss adjustment expenses and reduction of the open claims inventory. Administration fees paid to the TPA are recoverable by our third-party reinsurers as an allocated loss adjustment expense to the extent the billed activities are allocated to a specific claim.

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

Revenue and Income Generation

The Company historically received its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. However, in light of the runoff of Crusader, and the cessation of the premium finance operations provided by AAC, the Company’s revenues from these sources will decline significantly in the future. The insurance company operation generated approximately 94% of consolidated revenues for the three and six months ended June 30, 2022, and for the three and six months ended June 30, 2021, excluding the gain on real estate. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of June 30, 2022, the Company’s subsidiary Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader’s business remains concentrated in California (100% of gross written premium during the three and six months ended June 30, 2022, and 2021 originated in California). During the three and six months ended June 30, 2022, 100.0% of Crusader’s business was CMP policies. During the three and six months ended June 30, 2021, approximately 99.8% and 99.6%, respectively, of Crusader’s business was comprised of CMP policies.

Crusader’s total gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) as reported on Crusader’s statutory financial statements, was produced geographically from California.

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

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Direct written premium	$(201,202)	$10,781,536	$(186,566)	$20,958,399
Assumed written premium	(56,245)	785,582	(15,838)	1,091,264
Less: written premium ceded to reinsurers	(1,306,899)	(2,857,064)	(3,429,727)	(5,637,056)
Net written premium	(1,564,346)	8,710,054	(3,632,131)	16,412,607
Change in direct unearned premium	4,276,332	(1,109,381)	11,073,820	(1,993,075)
Change in assumed unearned premium	760,659	(583,254)	1,514,632	(794,470)
Change in ceded unearned premiums	(16,766)	(49,671)	(51,390)	(53,554)
Net earned premium	$3,455,879	$6,967,748	$8,904,931	$13,571,508

The Company’s insurance operational underwriting profitability is defined by pre-tax underwriting gain (loss), which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

The negative gross written premiums are a result of the cancellation of policies in 2022 because Crusader stopped writing business in August 2021.

	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	Change	2022	2021	Change

Net written premium	$(1,564,346)	$8,710,054	$(10,274,400)	$(3,632,131)	$16,412,607	$(20,044,738)
Change in net unearned premium	5,020,225	(1,742,306)	6,762,531	12,537,062	(2,841,099)	15,378,161
Net earned premium	3,455,879	6,967,748	(3,511,869)	8,904,931	13,571,508	(4,666,577)
Less:
Losses and loss adjustment expenses	2,148,384	6,084,707	(3,936,323)	8,979,888	11,669,920	(2,690,032)
Policy acquisition costs	(493,017)	1,105,545	(1,598,562)	(207,376)	2,127,510	(2,334,886)
Total underwriting expenses	1,655,367	7,190,252	(5,534,885)	8,772,512	13,797,430	(5,024,918)
Underwriting gain (loss) before income taxes	$1,800,512	$(222,504)	$2,023,016	$132,419	$(225,922)	$358,341

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

The following is a reconciliation of Crusader’s underwriting loss before income taxes to the Company’s income (loss) before taxes:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Underwriting gain (loss) before income taxes	$1,800,512	$(222,504)	$132,419	$(225,922)
Insurance company operation revenues:
Net investment income	381,796	528,879	710,578	1,043,602
Net realized investment gains	40,577	106,410	102,310	161,809
Net realized gains on real estate sale	-	-	-	3,693,858
Net unrealized investment (losses) gains on equity securities	(392,307)	14,615	(572,376)	166,281
Other income	34,551	54,465	124,291	27,714
Other insurance operations revenues:
Gross commissions and fees	226,736	415,711	540,386	849,172
Finance charges and fees earned	722	44,772	7,020	89,770
Other income	142	5	1,691	546
Less expenses:
Salaries and employee benefits	251,468	1,205,630	1,109,872	2,333,721
Commissions to agents/brokers	25,257	20,434	44,444	41,002
Other operating expenses	1,257,143	1,147,124	2,796,603	2,320,602
Income (loss) before taxes	$558,861	$(1,430,835)	$(2,904,600)	$1,111,505

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company has not recognized a premium deficiency reserve for the six months ended June 30, 2022. The Company recognized a premium deficiency of $50,000 as of June 30, 2021.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Loss ratio (1)	62%	87%	101%	86%
Expense ratio (2)	30%	33%	42%	32%
Combined ratio (3)	92%	120%	143%	118%

(1)	Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.

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

(3)	Combined ratio is defined as a sum of loss ratio and expense ratio. This combined ratio is different from the statutory accounting basis combined ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	Change	2022	2021	Change

Losses and loss adjustment expenses:
Provision for insured events of current year	$2,783,820	$5,754,482	$(2,970,662)	$8,904,931	$12,512,046	$(3,607,115)
Development of insured events of prior years	(635,436)	330,225	(965,661)	74,957	(842,126)	917,083
Total losses and loss adjustment expenses	$2,148,384	$6,084,707	$(3,936,323)	$8,979,888	$11,669,920	$(2,690,032)

For further analysis of losses and loss adjustment expenses, refer to “Results of Operations”.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees and other income. These operations accounted for approximately 6% of total revenues in the three and six months ended June 30, 2022, and for the three and six months ended June 30, 2021, excluding the realized gain on real estate sale.

Investments

The Company generated revenues from its total invested assets of $59,224,138 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) and $94,823,821 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) as of June 30, 2022 and 2021, respectively.

Investment income (net of investment expenses) decreased $147,083 (-28%) and $333,024 (-32%) to $381,796 and $710,578 for the three and six months ended June 30, 2022, respectively, compared to $528,879 and $1,043,602 for the three and six months ended June 30, 2021, respectively. This decrease is the result of having less investments than in the past, as Crusader is in runoff and will be using the investments to satisfy future claims and operational needs.

As of June 30, 2022, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, common stock and money market funds are readily marketable. As of June 30, 2022, the weighted average maturity of the Company’s investments was approximately 8.0 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 3.2 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company prepared the condensed consolidated financial statements included elsewhere in this Form 10-Q on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on the payment of dividends imposed by the CA DOI pursuant to the Supervision Agreement, and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021 that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses, without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Board of Directors of Unico is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of Unico's ability to remain a going concern.

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

As of December 31, 2021, and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended. On March 24, 2021 Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the "RBC Plan") to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted. On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred. At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022. On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information was submitted on August 24, 2022. The CA DOI may accept Crusader’s revised 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event, or it may request that an additional revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues, including a potential loss portfolio transfer by Crusader.

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

Crusader has a significant amount of cash, restricted cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus. Crusader's loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments. Cash, restricted cash, and investments (at amortized cost) of Crusader at June 30, 2022, were $71,786,132 compared to $91,831,832 at December 31, 2021.

Crusader's cash, cash equivalents, and investments were 99% of the total cash and investments (at amortized cost) held by the Company for both June 30, 2022 and December 31, 2021.

As of June 30, 2022, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, common stock and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturities:
U.S. Treasury securities	$3,289,828	$3,137,411	$6,278,764	$6,309,805
Corporate securities	34,592,172	32,724,167	44,370,193	45,249,973
Agency mortgage-backed securities	17,254,278	16,253,315	20,569,448	20,853,627
Certificates of deposit	300,000	300,000	300,000	300,000
Total fixed maturity investments	55,436,278	52,414,893	71,518,405	72,713,405
Equity securities	3,687,860	3,714,611	3,532,026	4,131,153
Short-term investments	100,000	100,000	1,154,750	1,154,750
Total investments	$59,224,138	$56,229,504	$76,205,181	$77,999,308

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

An independent investment advisor manages Crusader’s investments. The advisor’s role currently is limited to maintaining Crusader’s portfolio within the investment guidelines and providing investment accounting services to the Company. Through July 31, 2021, the investments were held by Crusader’s previous custodian, Union Bank Global Custody Services (“Union Bank”). Effective August 2, 2021, the investments are held by Crusader’s current custodian, U.S Bank, Institutional Trust and Custody (“U.S. Bank”), as a result of sale of the custodial business by Union Bank to U.S. Bank.

As of June 30, 2022 and December 31, 2021, six securities were held as collateral with Comerica, pursuant to the Reinsurance Trust Agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the Reinsurance Agreement with USIC. The estimated fair value and amortized cost of these securities was $4,977,697 and $5,260,981 on June 30, 2022, respectively, and $8,243,758 and $8,162,053 on December 31, 2021, respectively.

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

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of June 30, 2022. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program. Effective January 2022, the Company suspended its 2020 Program and ceased any further repurchases of its shares from stockholders of the Company.

The Company reported $20,043,543 net cash used by operating activities for the six months ended June 30, 2022, compared to $2,926,226 net cash used by operating activities for the six months ended June 30, 2021. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.

Crusader’s statutory capital and surplus as of June 2022 was $19,842,561, a decrease of $2,651,893 (-12%) compared to $22,494,454 as of December 31, 2021. The decrease is a result of Crusader being put into runoff and the cessation of writing new policies in September 2021 and renewal policies on December 8, 2021.

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

RESULTS OF OPERATIONS

All comparisons made in this discussion compare the three and six months ended June 30, 2022, to the three and six months ended June 30, 2021, unless otherwise indicated. Because Crusader has been placed into runoff, some of the financial metrics will not be comparable now or in the future.

For the three months ended June 30, 2022 compared to the same period in 2021, total revenues decreased $4,384,509 (-54%) to $3,748,096, and for the six months ended June 30, 2022 compared to the same period in 2021 total revenues decreased $9,785,429 (-50%) to $9,818,831. The decrease in revenues for the six months ended June 30, 2022 compared to the same period in 2021 is due to Crusader’s operations being placed in runoff, which began in September of 2021, and the Crusader owned building was sold in February 2021, which resulted in a $3,693,858 realized gain. For the three months ended June 30, 2022 there were $392,307 in net unrealized investment losses on equity securities compared to $14,615 in net unrealized investment gains on equity securities during the three months ended June 30, 2021. For the six months ended June 30, 2022, there were $572,376 in net unrealized investment losses on equity securities compared to $166,281 in net unrealized investment gains on equity securities during the six months ended June 30, 2021.

For the three months ended June 30, 2022 and June 30, 2021, the Company had net income before taxes of $558,861 and net loss before taxes of $1,430,835, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company had a loss before taxes of $2,904,600 and income before taxes of $1,111,505, respectively.  For the three months ended June 30, 2022 and June 30, 2021, the Company had net income of $211,921 compared to a net loss of $1,406,811, respectively. When compared to the six months ended June 30, 2021, the change was due primarily to the $4,666,577 (-34%) decrease in the net earned premium, decrease in incurred losses and loss adjustment expenses of $2,690,032 (-23%), realized gain in February 2021 on the sale of the building previously owned by Crusader, and in $572,376 net unrealized investment losses on equity securities combined with an increase in professional fees in 2022, during the six months ended June 30, 2022 compared to $166,281 net unrealized investment gains on equity securities during the six months ended June 30, 2021.

As a result of the runoff of Crusader, revenues and losses in future periods may not be comparable to past periods because Crusader ceased writing new policies in September 2021 and ceased renewing policies as of December 8, 2021.

The effect of inflation on the Company for the six months ended June 30, 2022 was significant. As our Company’s portfolio securities are primarily comprised of fixed income instruments, the fair value of these fixed income instruments will typically decrease in an inflationary environment as yields increase. Also, employee salary and employee benefits expense increases tend to be higher than normal than in inflationary times.

Crusader premium

Crusader’s primary lines of business are CMP policies. These policies represented approximately 100.0% and 99.6% of Crusader’s total written premium for the six months ended June 30, 2022, and 2021, respectively. These policies represented approximately 100.0% and 99.8% of Crusader’s total written premium for the three months ended June 30, 2022, and 2021, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements decreased to $(202,404), compared to $22,049,663 for the six months ended June 30, 2021.  The decrease in gross written premium was attributable to Crusader’s operations now being in runoff and policy cancellations

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements decreased to $(257,447), compared to $11,567,118 for the three months ended June 30, 2021.  The decrease in gross written premium was attributable to Crusader’s operations now being in runoff.

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

Gross earned premium

Gross earned premium decreased $5,094,940 (-52%) to $4,779,543 and decreased $6,876,069 (-36%) to $12,386,048, respectively for the three and six months ended June 30, 2022, compared to $9,874,483 and $19,262,118 for the three and six months ended June 30, 2021.  Historically, and prior to Crusader being placed into runoff, all policies were written on an annual basis. Earned premium represents a portion of written premium that is recognized as income in the condensed consolidated financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The decrease in gross earned premium was due primarily to decrease in the gross written premium as a result of the Crusader runoff.

As a result of the runoff of Crusader, the gross earned premium is expected to gradually decrease over time. Crusader does not expect any gross earned premium in 2023.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) decreased $1,583,070 (-55%) and $2,209,491 (39%) to $1,323,665 and $3,481,118 for the three and six months ended June 30, 2022, respectively, compared to $2,906,735 and $5,690,609 for the three and six months ended June 30, 2021, respectively. Ceded earned premium as a percentage of gross earned premium was 28% for the three and six months ended June 30, 2022, respectively, and 29% and 30% for the three and six months ended June 30, 2021, respectively. The decrease in the ceded earned premium as a percentage of gross earned premium for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was due primarily to a reduction of premiums ceded to reinsurers related to the Company excess of loss treaties.

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

Crusader also has catastrophe (“CAT”) reinsurance treaties from various highly rated California authorized and California unauthorized reinsurance companies. These reinsurance treaties help protect Crusader against losses in excess of certain retentions from catastrophic events that may occur on property risks which Crusader insures. In calendar years 2021 and 2020, Crusader retained a 5% participation in its catastrophe excess of loss reinsurance treaties in its 1st layer (reinsured losses between $1,000,000 and $10,000,000) and 0% in its 2nd layer (reinsured losses between $10,000,000 and $46,000,000). In 2022 the catastrophe excess of loss reinsurance treaties were reduced to $16,000,000 with a $1,000,000 retention. Also, Crusader has not had a single CAT claim since 1992.

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

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of June 30, 2022, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Direct earned premium	$4,075,130	$9,672,155	$10,887,255	$18,965,324
Assumed earned premium	704,414	202,328	1,498,794	296,794
Ceded earned premium	(1,323,665)	(2,906,735)	(3,481,118)	(5,690,609)
Net earned premium	$3,455,879	$6,967,748	$8,904,931	$13,571,508
Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	28%	29%	28%	30%

Net Investment Income, Net Realized Investment Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income decreased $147,803 (-28%) and $333,024 (-32%) to $381,796 and $710,578 for the three and six months ended June 30, 2022, compared to $528,879 and $1,043,602 for the three and six months ended June 30, 2021. This decrease in investment income was due primarily to a smaller overall portfolio than in 2021 as investments were sold to pay claims and for operational uses. In 2022, our third-party investment advisor was instructed by management to not invest in matured bonds or dividends so the portfolio remains relatively liquid, which will limit net investment income.  The Company had $40,577 and $102,310, respectively, in net realized investment gains for the three and six months ended June 30, 2022, compared to net realized investment gains of $106,410 and $161,809, respectively, for the three and six months ended June 30, 2021. The Company had net unrealized investment losses on equity securities of $392,307 and $572,376, respectively, for the three and six months ended June 30, 2022, compared to net unrealized gains of $14,615 and $166,281, respectively, for the three and six months ended June 30, 2021.

Average yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Average invested assets (1) – at amortized cost	$65,721,527	$93,962,767	$67,714,660	$89,220,771
Net investment income from:
Invested assets (2)	$381,782	528,791	710,539	$1,043,183
Invested Cash	14	88	39	419
Total investment income	$381,796	$528,879	$710,578	$1,043,602
Average yield on average invested assets (3)	2.3%	2.3%	2.1%	2.3%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)

Investment income from insurance company operation included $37,313 and $74,626 of investment expense for the three and six months ended June 30, 2022, compared to $37,453 and $72,032 of investment expense for the three and six months ended June 30, 2021, respectively.

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

The amortized cost, estimated fair value (adjusted for YTD unrealized gains and losses) and weighted average yield of fixed maturity investments by contractual maturity are as follows:

Maturities by Year at June 30, 2022	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$14,880,026	$14,752,637	1.64%
Due after one year through five years	12,419,220	11,909,622	2.60%
Due after five years through ten years	14,993,355	13,681,884	2.43%
Due after ten years and beyond	13,143,677	12,070,750	2.61%
Total	$55,436,278	$52,414,893	2.29%

Maturities by Year at December 31, 2021	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year	$15,758,755	$15,875,423	2.21%
Due after one year through five years	19,349,200	19,681,599	1.80%
Due after five years through ten years	19,335,034	19,832,093	2.39%
Due after ten years and beyond	17,075,416	17,324,290	2.35%
Total	$71,518,405	$72,713,405	2.18%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 8.0 years as of June 30, 2022, and 6.7 years as of December 31, 2021.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
June 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
U.S. Treasury securities	$2,274,989	$(20,127)	6	$862,422	$(132,289)	2
Corporate securities	22,990,618	(1,401,779)	33	7,543,761	(455,379)	10
Agency mortgage-backed securities	15,899,228	(879,977)	45	814,192	(135,881)	2
Total debt securities	41,164,835	(2,301,883)	84	9,220,375	(723,549)	14
Equity securities	1,464,407	(277,551)	150	128,783	(41,314)	16
Total	$42,629,242	$(2,579,434)	234	$9,349,158	$(764,863)	30

	Less than 12 Months			12 Months or Longer
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
U.S. Treasury securities	$481,875	$(15,785)	1	$476,016	$(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

The fair value of the Company’s investment portfolio at June 30, 2022 was significantly impacted by higher market interest rates caused by the tightening of monetary policy by the Federal Reserve and the economic impact of Russia’s invasion of Ukraine.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The unrealized losses on all securities as of June 30, 2022, and December 31, 2021, were determined to be temporary.

The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Fixed maturities securities sold
Number of securities sold	-	2	-	3
Amortized cost of sold securities	$-	$1,943,398	$-	$2,193,393
Realized gains on sales	$-	$707	$-	$710

Fixed maturities securities called
Number of securities called	6	1	7	3
Amortized cost of called securities	$3,669,912	$1,018,877	$4,194,899	$2,393,778
Realized (losses) gains on calls	$88	$(18,877)	$101	$(18,778)

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations was $34,693 and $125,982 for the three and six months ended June 30, 2022, compared to $54,470 and $28,260 for the three and six months ended June 30, 2021.

Gross commissions and fees

Gross commissions and fees decreased $188,975 (-45%) and $308,786 (-36%) to $226,736 and $540,386 for the three and six months ended June 30, 2022, respectively, compared to gross commissions and fees of $415,711 and $849,172 for the three and six months ended June 30, 2021, respectively.

The comparison in gross commission and fee income for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, respectively.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2022	2021	Change	2022	2021	Change

Brokerage fee income	$73,141	$205,725	$(132,584)	$193,469	$441,621	$(248,152)
Health insurance program	143,066	198,487	(55,421)	329,145	377,461	(48,316)
Membership and fee income	10,529	11,499	(970)	17,772	30,090	(12,318)
Gross commissions and fees	$226,736	$415,711	$(188,975)	$540,386	$849,172	$(308,786)

Unifax sold insurance policies for Crusader until it was put into runoff and for USIC until its contract with USIC was terminated on August 31, 2021. Unifax continues to service the Crusader and USIC insurance policies. For these brokerage services, Unifax received commissions from insurance companies and fees from policyholders. The commissions paid by Crusader to Unifax are eliminated as intercompany transactions and are not reflected as income in the condensed consolidated financial statements. Policy fee income received by Unifax is related to the Crusader policies and service fee income received by Unifax is related to the USIC policies. For financial statement reporting purposes, brokerage fees are earned ratably over the life of the related insurance policy. The unearned portion of the brokerage fees is recorded as a liability on the Condensed Consolidated Balance Sheets under “Accrued expenses and other liabilities.” The earned portion of the brokerage fees charged to the policyholder by Unifax is recognized as income in the condensed consolidated financial statements.

Brokerage fee income decreased $132,584 (-64%) and $248,152 (-56%) in the three and six months ended June 30, 2022, compared to $205,725 and $441,621 for the three and six months ended June 30, 2021, due primarily to reduction in policy counts. As a result of Crusader’s entering into runoff, the brokerage fee income, which is generated from production of Crusader and USIC insurance policies, is expected to gradually decrease over time. The Company does not expect any brokerage fee income in 2023.

AIB markets health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB receives commissions based on the premiums that it writes. Commission income decreased $55,421 (-28%) and $48,316 (-13%) in the three and six months ended June 30, 2022, respectively, compared to $198,487 and $377,461 for the three and six months ended June 30, 2021. The decrease in the commissions during the three and six months ended June 30, 2022, is due to the decrease in override commissions for health and life business, offset by decreases in commission income from individual, group, and other health and life policies.

AAQHC is a third-party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income decreased $970 (-8%) and $12,318 (-41%) for the three and six months ended June 30, 2022 respectively, compared to $11,499 and $30,090, respectively for the three and six months ended June 30, 2021. The decrease in the membership and fee income during the three and six months ended June 30, 2022, is due primarily to a decrease the cancellation of a few large groups.

Finance charges and fees earned

Effective August 8, 2021, the Company decided to discontinue loan issuance through AAC. Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $44,050 (-98%) and $82,750 (-92%) to $722 and $7,020 for the three and six months ended June 30, 2022, compared to $44,772 and $89,770, respectively, in fees earned during the three and six months ended June 30, 2021, due primarily to the discontinuation of loan issuance through AAC in August 2021. During the three and six months ended June 30, 2022, AAC issued no loans and had 27 loans outstanding as of June 30, 2022.  During the three and six months ended June 30, 2021, AAC issued 201 and 432 loans, respectively, and had 670 loans outstanding as of June 30, 2021.  AAC provided premium financing for Crusader and USIC policies produced by Unifax in California. The Company continued servicing existing loans through their expiration in June 2022.

Losses and loss adjustment expenses

Loss and loss adjustment expenses are the Company’s largest expense item. The loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 62% and 101% for the three and six months ended June 30, 2022, compared to 87% and 86% for the three and six months ended June 30, 2021. The loss ratio is expected to increase as the Company settles additional claims and net earned premium continues to decrease.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended June 30
		Loss			Loss
	2022	Ratio		2021	Ratio	Change

Net earned premium	$3,455,879			$6,967,748		$(3,511,869)
Losses and loss adjustment expenses:
Provision for insured events of current year	2,783,820	81%		5,754,482	82%	(2,970,662)
Development of insured events of prior years	(635,436)	(19	) %	330,225	5%	(965,661)
Total losses and loss adjustment expenses	$2,148,384	62%		$6,084,707	87%	$(3,936,323)

	Six Months Ended June 30
		Loss		Loss
	2022	Ratio	2021	Ratio		Change

Net earned premium	$8,904,931		$13,571,508			$(4,666,577)
Losses and loss adjustment expenses:
Provision for insured events of current year	8,904,931	100	12,512,046	92%		(3,607,115)
Development of insured events of prior years	74,957	1%	(842,126)	(6	) %	917,083
Total losses and loss adjustment expenses	$8,979,888	101%	$11,669,920	86%		$(2,690,032)

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

The $2,783,820 provision for insured events of current year for the three months ended June 30, 2022, was $2,970,662 less than the $5,754,482 provision for insured events of current year for the three months ended June 30, 2021, because there are less policies and premiums.  The loss ratios in the second quarter were comparable at 81% and 82% for the three months ended June 30, 2022 and June 30, 2021, respectively.  There was favorable loss development of $635,436 for the prior accident years for the three months ended June 30, 2022 compared to adverse development of $330,225 due primarily to increases in direct IBNR associated with the Transportation business.

The $8,904,931 provision for insured events of current year for the six months ended June 30, 2022, was $3,607,115 less than the $12,512,046 provision for insured events for the six months ended June 30, 2021, due primarily to decreases in the amount of premiums written and policies in force.  The loss reserve for the current accident year is projected at 100% which is 8% higher than the prior comparable period.  The prior accident years’ experience has been in line with the IBNR expectations at the end of June 30, 2022 with only $74,957 of prior accident years’ development, compared to favorable development for the period ended June 30, 2021.

Crusader has received several COVID-19-related business interruption claims. All claims were denied after the individual circumstances of each claim were reviewed to determine whether insurance coverage applied. Like many companies in the property casualty insurance industry, Crusader was named as defendant in lawsuits seeking insurance coverage under the policies issued by Crusader for alleged economic losses resulting from the shutdown or suspension of their businesses due to COVID-19. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Only one of these suits remains active.

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

Crusader received seven claims related to civil unrest through August 20, 2022. All of these claims have been resolved.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since June 30, 2020:

	Provision for Insured Events of Current Year	Adverse (Favorable) Development of Insured Events of Prior Years	Total Losses and Loss Adjustment Expenses

Three Months Ended:
June 30, 2022	$2,783,820	$(635,436)	$2,148,384
March 31, 2022	6,121,111	710,393	6,831,504
December 31, 2021	6,290,918	1,160,104	7,451,022
September 30, 2021	8,017,701	(1,165,803)	6,851,898
June 30, 2021	5,754,482	330,225	6,084,707
March 31, 2021	6,757,564	(1,172,351)	5,585,213
December 31, 2020	6,758,848	(202,270)	6,556,578
September 30, 2020	9,385,389	7,934,662	17,320,051
June 30, 2020	5,378,459	(489,553)	4,888,906

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

The preparation of the Company’s condensed consolidated financial statements requires that management makes an estimation of certain liabilities, most significantly the liability for unpaid losses and loss adjustment expenses. Management makes its best estimate of the liability for these unpaid claims costs as of the end of each fiscal quarter. Due to the inherent uncertainties in estimating Crusader’s unpaid claims costs, actual loss and loss adjustment expense payments are expected to vary, perhaps significantly, from any estimate made prior to the settling of all claims. Variability is inherent in establishing loss and loss adjustment expense reserves, especially for a small insurer such as Crusader. For any given line of insurance, accident year, or other group of claims, there is a continuum of possible loss and loss adjustment expense reserve estimates, each having its own unique degree of propriety or reasonableness. Due to the complexity and nature of the insurance claims process, there are potentially an infinite number of reasonably likely scenarios. Management draws on its collective experience to judgmentally determine its best estimate. In addition to applying a variety of standard actuarial methods to the data, an extensive series of diagnostic tests are applied to the resultant loss and loss adjustment expense reserve estimates to determine management’s best estimate of the unpaid claims liability. The statistics reviewed for each accident year include loss and loss adjustment expense development patterns, frequencies, severities; and ratios of loss to premium, loss adjustment expense to premium, and loss adjustment expense to loss.

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

	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	Change	2022	2021	Change
Policy acquisition costs	$(493,017)	$1,105,545	$(1,598,562)	$(207,376)	$2,127,510	$(2,334,886)
Ratio to net earned premium (GAAP ratio)	-14%	16%		-2%	16%

Policy acquisition costs decreased during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, due to the cessation of underwriting operations, which resulted in an overall decrease in the ratio for six months ended June 30, 2022.  The Company expensed all of its capitalized expenses in the first quarter of 2022. The decrease in the acquisition costs is a result of cancelled policies, which we receive a refund of the ceded commission, and the payment of premium taxes, which are paid a year in advance.

As a result of the runoff of Crusader, policy acquisition costs, which are related to production of Crusader insurance policies, are expected to gradually decrease over time. The Company does not expect any policy acquisition costs in 2023.

Salaries and employee benefits

Salaries and employee benefits decreased $954,162 (-79%) to $251,468 and $1,223,849 (-52%) to $1,109,872 for the three and six months ended June 30, 2022, compared to $1,205,630 and $2,333,721 for the three and six months ended June 30, 2021, respectively, because there are fewer employees as the Company is in runoff.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2022	2021	Change	2022	2021	Change

Total salaries and employee benefits incurred	$(497,492)	$2,150,841	$(2,648,333)	$1,335,143	$4,324,282	$(2,989,139)
(Less) charged to losses and loss adjustment expenses	748,960	(594,655)	1,343,615	(225,271)	(1,161,993)	936,722
Less: capitalized to policy acquisition costs	-	(350,556)	350,556	-	(660,251)	660,251
Less: charged to IT system upgrade	-	-	-	-	(168,317)	168,317
Net amount charged to operating expenses	$251,468	$1,205,630	$(954,162)	$1,109,872	$2,333,721	$(1,223,849)

The decrease in the total salaries and employee benefits incurred for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was due primarily to reductions in headcount of non-claims personnel, partially offset by increases in employee benefits costs as a result of higher medical insurance rates.

As a result of the runoff of Crusader, salaries and employee benefits are expected to decrease over time as the Company reduces its employee headcount to adequately support the diminished operations. The decrease in the salaries and employee benefits is expected to be partially offset by costs of severance paid to terminated employees and retention bonuses paid to remaining employees.

Commissions to agents/brokers

Commissions to agents/brokers (not including commissions on Crusader and USIC policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program. Commissions to agents/brokers on the health insurance program increased $4,823 (24%) and $3,442 (8.4%) to $25,257 and $44,444 for the three and six months ended June 30, 2022, compared to $20,434 and $41,002 for the three and six months ended June 30, 2021.

Other operating expenses

Other operating expenses increased $110,019 (10%) to $1,257,143 and $476,001 (21%) to $2,796,603 for the three and six months ended June 30, 2022, respectively, compared to $1,147,124 and $2,320,602, respectively, for the three and six months ended June 30, 2021. The total expenses increase in the current period compared to the comparable period was primarily due to increases in regulatory legal fees paid to attorneys and examination fees paid to the CA DOI partially offset by a decrease in lease expense.

Income tax expense

Income tax expense was $346,940 (-62% of pre-tax income) and $894,241 (31% of pre-tax loss) for the three and six months ended June 30, 2022, respectively. This compared to a tax benefit of $24,024 (-2% of pre-tax loss) and expense of $250,612 (-23% of pre-tax income) for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2022, the Company had deferred tax assets of $9,818,855 and $8,584,487 generated from $46,756,456 and $40,878,510, respectively, of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,472,030 and $2,509,115 generated from state net operating loss carryforwards which begin to expire in 2028. In connection with the preparation of its condensed consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, and for the periods ended June 30, 2022 and December 31, 2021, the Company has established a full valuation allowance against all deferred tax assets for the periods ended June 30, 2022 and December 31, 2021 in the amount of $13,480,055 and $11,939,459, respectively, and in management’s judgement they will not more-likely-than-not be realized.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements included elsewhere in this report have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by Management is contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K/A. There have been no significant changes from the information discussed therein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; and, therefore, management was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

In connection with the filing of this Form 10-Q for the period ended June 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in internal control over financial reporting described below.

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO and CFO, identified the following that was concluded to represent a material weakness in the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

As described above, there were and continue to be changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have and may have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). The opening brief of Anchors & Whales LLC was filed August 12, 2022. Crusader expects to file a respondent brief within the next 60 days. The Company cannot predict the actions of the Court of Appeals.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company. The action is entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Stephen Shea. The action alleges that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code, (ii) failure to provide accurate itemized wage statements in violation of the California Labor Code, (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code. The action seeks general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees. The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader. Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader. The lawsuit was resolved with the Company and Mr. Esparza entering into a confidential settlement with a full release of all claims.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2021 Form 10-K/A, as supplemented by the risk factors discussed in Part I, Item 1A, "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 ("Q2 Form 10-Q"), which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K/A and Q2 Form 10-Q not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in the Company's 2021 Form 10-K/A and the Q2 Form 10-Q, there have been no material changes to the risk factors disclosed in the Company’s 2021 Form 10-K/A and Q2 Form 10-Q.

The Company is not currently in compliance with the continued listing requirements for Nasdaq.  If the Company is unable to regain and maintain compliance with Nasdaq's continued listing requirements, its common stock could be delisted from the Nasdaq Global Market, which would negatively impact the Company's liquidity, the ability of the Company's stockholders to sell shares, and the Company's ability to raise capital.

The Company's common stock is currently listed for trading on the Nasdaq Global Market. The Company must satisfy Nasdaq’s continued listing requirements, including, among other things, a market value of publicly held shares (“MVPHS”) of common stock (excluding shares of common stock held by our executive officers, directors, and 10% or more shareholders) of at least $5 million, a minimum common stockholders’ equity of $10 million, and a minimum bid price for the Company's common stock of $1.00 per share, or risk delisting.

On September 22, 2022, the Company received written notice from Nasdaq stating that the Company is not in compliance with the requirement of a minimum MVPHS of $5,000,000 for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(1)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days, or until March 21, 2023, to regain compliance with the minimum MVPHS requirement. To regain compliance, the minimum MVPHS of the Company’s common stock must meet or exceed $5,000,000 for at least ten consecutive business days during this 180-calendar day compliance period.

If the Company does not regain compliance with the minimum MVPHS requirement by March 21, 2023, Nasdaq will provide written notification to the Company that its securities are subject to delisting. Alternatively, the Company may consider applying to transfer the Company’s securities to the Nasdaq Capital Market which has a minimum MVPHS requirement of $1,000,000, provided that the Company meets the Nasdaq Capital Market's continued listing requirements.

There can be no assurance that the Company will be able to regain compliance with the MVPHS requirement or maintain compliance with the other listing requirements. A delisting of our common stock from the Nasdaq Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If the Company is unable to maintain the listing of its common stock on the Nasdaq Global Market or another national securities exchange, its common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if the Company is unable to maintain the listing of its common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

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

101

The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: September 27, 2022	By:	/s/ Steven Shea
Steven Shea
Chief Executive Officer, President,
(Principal Executive Officer)

Date: September 27, 2022	By:	/s/ Jennifer Ziegler
Jennifer Ziegler
Treasurer, Chief Financial Officer,
(Principal Accounting Officer and Principal Financial Officer)

