Form 10-Q/A
period 2022-06-30
UNICO AMERICAN CORP
filed 2022-10-06
CIK 100716

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, which was filed with the SEC on September 27, 2022 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of (i) amending Part II, Item 6 to reflect that the certifications by our principal executive officer and principal financial officer listed in Part II, Item 6 as Exhibits 32.1 and 32.2 were combined into a single certification, which appears as Exhibit 32.1 (the "Corrected Disclosure"), (ii) amending Part II, Item 6 to include hyperlinks to Exhibits 31.1, 31.2 and 32.1 (the "Omitted Hyperlinks"), which were inadvertently omitted from the Original Filing, and (iii) updating the second paragraph under "Note 13--Subsequent Events" to reflect the closing of certain transactions described therein, which occurred after the date of the Original Filing (the "Updated Disclosure").  For convenience, we are refiling the entire Quarterly Report on Form 10-Q, as amended, including the Corrected Disclosure, Omitted Hyperlinks and Updated Disclosure, and certifications by our principal executive officer and principal financial officer, which are being filed as Exhibits 31.1, 31.2 and 32.1.

Except as described above, no other information included in the Original Filing is amended or changed by the Amendment. Except as described above, this Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way.

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

On August 24, 2022, the Company’s subsidiaries American Insurance Brokers, Inc., National Insurance Brokers, Inc. and Insurance Club, Inc. (collectively, the “Sellers”) each entered into an Asset Purchase Agreement (collectively, the “Agreements”) with Warner Pacific Insurance Services, Inc. (the “Purchaser”) pursuant to which the Sellers have agreed to sell and the Purchaser has agreed to purchase certain assets, primarily contracts, trademarks and service marks, owned by each respective Seller, subject to satisfaction of customary closing conditions (the "Asset Sale Transaction"). The Asset Sale Transaction closed on October 1, 2022. As a result of the Asset Sale Transaction, the Company received $630,000 of the aggregate purchase price at closing and $70,000 of the aggregate purchase price is being retained by the Purchaser for one year to secure claims that may arise against the Sellers under the Agreements

On September 22, 2022, Unico American Corporation (the “Company”) received written notice from Nasdaq stating that the Company is not in compliance with the requirement of a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000 for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(1)(C). Nasdaq calculates MVPHS by subtracting from the total shares of common stock outstanding any shares held by officers, directors or any person who beneficially owns more than 10% of the total shares outstanding.  The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on the Nasdaq Global Market under the symbol “UNAM” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days, or until March 21, 2023, to regain compliance with the minimum MVPHS requirement. To regain compliance, the minimum MVPHS of the Company’s common stock must meet or exceed $5,000,000 for at least ten consecutive business days during this 180-calendar day compliance period.

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

UNICO AMERICAN CORPORATION

Date: October 5, 2022	By:	/s/ Steven Shea
Steven Shea
Chief Executive Officer, President,
(Principal Executive Officer)

Date: October 5, 2022	By:	/s/ Jennifer Ziegler
Jennifer Ziegler
Treasurer, Chief Financial Officer,
(Principal Accounting Officer and Principal Financial Officer)

Aggregate purchase price for assets being sold