Form 10-Q
period 2022-09-30
UNICO AMERICAN CORP
filed 2023-01-23
CIK 100716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 19, 2023
Common Stock, no par value per share	5,304,863

UNICO AMERICAN CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (“Form 10-Q”) and the documents incorporated by reference in this document, Unico American Corporation’s (“Unico” or the “Company”) press releases and oral statements made from time to time by the Company or on the Company’s behalf, may contain “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this context, forward-looking statements are not historical facts and include statements about the Company’s plans, objectives, beliefs and expectations. Forward-looking statements include statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “seeks,” “plans,” “estimates,” “intends,” “projects,” “targets,” “should,” “could,” “may,” “will,” “can,” “hope,” “can have,” “likely,” the negatives thereof or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q, including, but not limited to, statements found in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. The Company’s actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. Such factors include, but are not limited to, the following:

•	The Company may be unable to continue as a going concern.
•	Unico is dependent on financial support from Crusader Insurance Company (“Crusader”) to fund its operations or engage in certain strategic alternatives, and there can be no assurances that Crusader’s financial support of Unico will continue.
•	Crusader is subject to extensive supervision by the California Department of Insurance, (“CA DOI”) and may be subject to further regulatory action.
•	Crusader is subject to minimum capital and surplus requirements, and its failure to meet those requirements could subject Crusader to additional regulatory action.
•	The ability of the Company to retain personnel and to maintain appropriate staffing levels is critical to the Company’s success.
•	Failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures could lead to errors in our financial reporting and could adversely affect our business.
•	The Company has a history of net losses and could continue to incur substantial net losses in the future.
•	The Company’s success will depend on its ability to adjust claims accurately.
•	Loss and loss adjustment expense reserves are based on estimates and may not be sufficient to cover future losses.
•	The Company does not expect to realize its deferred tax assets, which may have a materially adverse effect on the Company’s financial condition and results of operations.
•	The Company may be negatively impacted by emerging claim and coverage issues.
•	The Company’s success depends on the accuracy of its past underwriting of risks and the adequacy of the premiums charged to policyholders.
•	The inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect Crusader.
•	The insurance business is subject to extensive regulation and such regulation may become more extensive in the future, which may adversely affect the Company’s business, financial condition, and results of operations.
•	The Company’s risk management framework could prove inadequate, which could adversely affect the Company.
•	High inflation levels may have adverse consequences.
•	The Company’s earnings and the value of its investment portfolio may be affected by changes in interest rates.
•	The Company’s investments may be subject to credit, prepayment, and other risks.
•	The Company’s geographic concentration ties its performance to the business, economic, and regulatory conditions in California.
•	The Company’s single operating location exposes it to geographic risk.
•	The Company’s reserve for doubtful accounts is based on estimates.
•	Litigation may have an adverse effect on the Company’s business.
•	The exclusions and limitations in the Company’s policies may not be enforceable.
•	The Company may find it difficult to acquire necessary data.
•	Cybersecurity risks, or failure of the Company’s information technology systems to operate properly and/or the failure to maintain the confidentiality, integrity, and availability of policyholder and claims data, could result in a materially adverse effect on the Company’s business, reputation, financial condition, and results of operations.
•	Data privacy and security laws and regulations are continuing to change.
•	Uncertain economic conditions may negatively affect the Company’s business and operating results.
•	The Company’s business is vulnerable to climate change and significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.
•	The Company’s business may be adversely affected by public health threats and epidemics, including the novel coronavirus (“COVID-19”) and any variants of COVID-19.
•	The Company’s financial condition may be adversely affected if one or more parties that have significant contracts or relationships with the Company become insolvent, experience other financial difficulties, or default in the performance of obligations.
•	Crusader is a participant in various underwriting pools and programs which have legal power to levy assessments to Crusader.
•	The Company’s primary goal is to maximize the long-term value of the enterprise which may sometimes conflict with short-term earnings expectations.

•	The Company is controlled by a small number of stockholders who will be able to exert significant influence over matters requiring stockholder approval.
•	Insurance laws make it difficult to effect a change of control of the Company or sale of the insurance subsidiary.
•	If the Company is unable to regain and maintain compliance with Nasdaq’s listing requirements, its common stock could be delisted from the Nasdaq Global Market.
•

Unless the Company's common stock continues to be listed on a national securities exchange, it will become subject to the so-called "penny stock" rules that impose restrictive sales price requirements.

•	The Company does not expect to declare or pay dividends on its common shares in the future so any returns will be limited to the value of its stock.
•	The trading market for the Company’s stock is relatively illiquid.
•

Changes in the accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s condensed consolidated financial statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. -FINANCIAL STATEMENTS

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments
Available-for-sale: Fixed maturities, at fair value (cost: $47,120,595 at September 30, 2022, and amortized cost $71,218,405 at December 31, 2021)	$47,120,595	$72,413,405
Held-to-maturity: Fixed maturities, at amortized cost (fair value: $300,000)	300,000	300,000
Equity securities, at fair value (cost: $3,532,026 at December 31, 2021)	-	4,131,153
Short‑term investments, at fair value	100,000	1,154,750
Total investments	47,520,595	77,999,308
Cash, cash equivalents, and restricted cash (restricted cash of $881,506 at September 30, 2022, and $381,942 at December 31,2021)	13,338,955	15,626,651
Accrued investment income	302,041	369,928
Receivables, net	140,117	1,204,013
Reinsurance recoverable:
Paid losses and loss adjustment expenses	552,904	911,566
Unpaid losses and loss adjustment expenses	23,293,350	27,116,043
Deferred policy acquisition costs	-	986,806
Property and equipment, net	1,608,313	2,154,520
Other assets	1,454,514	502,095
Total assets	$88,210,789	$126,870,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$69,828,351	$82,492,674
Unearned premium	84,120	14,331,273
Advance premium and premium deposits	90,889	102,846
Accrued expenses and other liabilities	296,001	2,266,237
Total liabilities	70,299,361	99,193,030
Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, no par value – authorized 10,000,000 shares: 5,304,863 shares issued and outstanding.	3,798,141	3,783,346
Accumulated other comprehensive income	7,947	944,050
Retained earnings	14,105,340	22,950,504
Total stockholders’ equity	17,911,428	27,677,900
Total liabilities and stockholders’ equity	$88,210,789	$126,870,930

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
REVENUES
Insurance company operations:
Net earned premium	$1,164,019	$7,737,622	$10,068,950	$21,309,130
Net investment income	236,978	427,244	947,556	1,470,846
Net realized investment (losses) gains	(4,188,007)	57,173	(4,658,073)	3,912,840
Net unrealized investment
(losses) gains on equity securities	-	(147,722)	-	18,559
Other income	19,748	95,330	144,039	123,044
Total insurance company operations	(2,767,262)	8,169,647	6,502,472	26,834,419

Other insurance operations:
Gross commissions and fees	237,371	385,548	777,757	1,234,720
Finance charges and fees earned	-	40,458	7,020	130,228
Other income (loss), net	1	(5)	1,692	541
Total revenues	(2,529,890)	8,595,648	7,288,941	28,199,908

EXPENSES

Losses and loss adjustment expenses	1,328,347	6,851,898	10,308,235	18,521,818
Policy acquisition costs	(145,899)	1,951,053	(353,275)	4,078,563
Salaries and employee benefits	26,046	1,171,944	1,135,918	3,505,665
Commissions to agents/brokers	12,186	20,022	56,630	61,024
Other operating expenses	1,932,357	1,051,350	4,728,960	3,371,952
Total expenses	3,153,037	11,046,267	15,876,468	29,539,022

Loss before taxes	(5,682,927)	(2,450,619)	(8,587,527)	(1,339,114)
Income tax benefit (expense)	636,604	(59,579)	(257,637)	(310,191)
Net loss	$(5,046,323)	$(2,510,198)	$(8,845,164)	$(1,649,305)

PER SHARE DATA:
Basic and Diluted
Loss per share	$(0.95)	$(0.47)	$(1.67)	$(0.31)
Weighted average shares	5,304,863	5,304,863	5,304,863	5,304,878

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Net loss	$(5,046,323)	$(2,510,198)	$(8,845,164)	$(1,649,305)
Other changes in comprehensive loss:
Changes in unrealized losses on securities classified as available-for-sale arising during the period, net of income tax	(1,118,739)	(224,132)	(4,449,683)	(1,166,911)
Changes in unrealized losses related to securities for which an intent-to-sell impairment loss has been recorded,net of income tax	3,513,580	-	3,513,580	-
Other comprehensive income (loss), net of income tax	2,394,841	(224,132)	(936,103)	(1,166,911)
Comprehensive loss, net of income tax	$(2,651,482)	$(2,734,330)	$(9,781,267)	$(2,816,216)

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Accumulated
			Other
			Comprehensive
	Common		Income	Retained	Equity
	Shares	Amount	(Loss)	Earnings	Total
Balance at January 1, 2021	5,304,885	$3,771,767	$2,637,347	$28,623,846	$35,032,960
Shares repurchased	(22)	(10)	-	(91)	(101)
Other comprehensive loss, net of income tax	-	-	(942,779)	-	(942,779)
Net Income	-	-	-	860,892	860,892
Balance at June 30, 2021	5,304,863	$3,771,757	$1,694,568	$29,484,647	$34,950,972
Stock based compensation	-	11,589	-	-	11,589
Other comprehensive loss, net of income tax	-	-	(224,132)	-	(224,132)
Net loss	-	-	-	(2,510,198)	(2,510,198)
Balance at September 30, 2021	5,304,863	$3,783,346	$1,470,436	$26,974,449	$32,228,231

			Accumulated
			Other
			Comprehensive
	Common		Income	Retained	Equity
	Shares	Amount	(Loss)	Earnings	Total
Balance at January 1, 2022	5,304,863	$3,783,346	$944,050	$22,950,504	$27,677,900
Other comprehensive loss, net of income tax	-	-	(3,330,944)	-	(3,330,944)
Stock based compensation	-	14,795	-	-	14,795
Net loss	-	-	-	(3,798,841)	(3,798,841)
Balance at June 30, 2022	5,304,863	$3,798,141	$(2,386,894)	$19,151,663	$20,562,910
Other comprehensive income, net of income tax	-	-	2,394,841	-	2,394,841
Net loss	-	-	-	(5,046,323)	(5,046,323)
Balance at September 30, 2022	5,304,863	$3,798,141	$7,947	$14,105,340	$17,911,428

See notes to condensed consolidated financial statements (unaudited).

UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended September 30
Cash flows from operating activities:	2022	2021
Net loss	$(8,845,164)	$(1,649,305)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	546,207	416,631
Bond amortization, net	(31,133)	(243,365)
Stock based compensation	14,795	11,589
Bad debt expense	14,011	(165,837)
Net realized losses (gains)	210,503	(218,982)
Intent-to-sell impairment loss	4,447,570	-
Net realized gain on real estate sale	-	(3,693,858)
Net unrealized investment gains on equity securities	-	(18,559)
Changes in assets and liabilities:
Net receivables	1,049,885	(300,873)
Accrued investment income	67,887	(35,012)
Reinsurance recoverable	4,181,355	(2,323,987)
Deferred policy acquisition costs	986,806	447,879
Other assets	(961,219)	(146,533)
Unpaid losses and loss adjustment expenses	(12,664,324)	3,643,386
Unearned premiums	(14,247,153)	4,582,109
Advance premium and premium deposits	(11,958)	(64,598)
Accrued expenses and other liabilities	(1,970,236)	(662,318)
Income taxes deferred/current	257,637	310,191
Net cash used by operating activities	(26,954,531)	(111,442)

Cash flows from investing activities:
Purchase of fixed maturity investments	(101,484)	(26,757,588)
Purchase of equity securities	(646,564)	(1,841,681)
Proceeds from maturity of fixed maturity investments	24,324,877	23,082,609
Proceeds from sale or call of fixed maturity investments	(4,742,462)	7,373,846
Proceeds from sale of equity securities	4,777,718	1,160,676
Sales (purchases) of short-term investments	1,054,750	(2,461,690)
Proceeds from sale of real estate held for sale	-	12,028,876
Purchase of property and equipment	-	(640,714)
Net cash provided by investing activities	24,666,835	11,944,334

Cash flows from financing activities:
Repurchase of common stock	-	(102)
Net cash used by financing activities	-	(102)

Net change in cash, cash equivalents and restricted cash	(2,287,696)	11,832,790
Cash, cash equivalents and restricted cash at beginning of period	15,626,651	3,957,980
Cash, cash equivalents and restricted cash at end of period	$13,338,955	$15,790,770

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	$8,800	$8,800

See notes to condensed consolidated financial statements (unaudited)

 UNICO AMERICAN CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unico American Corporation (the “Company” or “Unico”) is an insurance holding company that underwrote property and casualty insurance through its insurance company subsidiary; provided property, casualty, and health insurance through its agency subsidiaries; and provided insurance premium financing and membership association services through its other subsidiaries. References to Unico or the Company include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

During the quarter ended September 30, 2021, Unico took actions to cause its insurance company subsidiary, Crusader Insurance Company (“Crusader”), to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Effective September 30, 2021, Crusader ceased writing any new insurance policies and ceased renewing policies that were expiring after December 8, 2021. Crusader issued notices of non-renewal in accordance with the California Department of Insurance ("CA DOI") rules and regulations for its existing in-force policies to terminate such policies at the expiration of the current policy periods. In August 2021, Unico also discontinued its premium financing operations formerly conducted through its subsidiary American Acceptance Corporation (“AAC”), which activity is reflected on the Condensed Consolidated Statements of Operations under “Other insurance operations.” On August 24, 2022, the Company’s subsidiaries American Insurance Brokers, Inc., National Insurance Brokers, Inc. and Insurance Club, Inc. (collectively, the “Sellers”) each entered into an Asset Purchase Agreement (collectively, the “Agreements”) with Warner Pacific Insurance Services, Inc. (the “Purchaser”) pursuant to which the Sellers agreed to sell and the Purchaser agreed to purchase certain assets, primarily contracts, trademarks and service marks, owned by each respective Seller, subject to satisfaction of customary closing conditions (the “Asset Sale Transaction”). The Asset Sale Transaction closed on October 1, 2022. As a result of the Asset Sale Transaction, the Company received $630,000 of the aggregate purchase price at closing and $70,000 of the aggregate purchase price is being retained by the Purchaser for one year to secure claims that may arise against the Sellers under the Agreements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Unico American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, the condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The quarterly condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2021 Form 10-K/A.

Going Concern

Based on Unico’s current cash and short‑term investments at September 30, 2022, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying condensed consolidated financial statements.

The Company prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations and negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on the payment of dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “Supervision Agreement”), dated September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (the “Special Examiner”). If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an inter-company account payable to Crusader and Crusader will have an inter-company account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of Unico’s ability to remain a going concern. Unico needs to improve its condensed consolidated operating results through expense reductions, continue to receive financial support from Crusader, and/or raise substantial additional capital to continue to fund its operations. Unico has taken actions to cause Crusader to enter into runoff and to wind down operations that support the writing of insurance policies. To address its liquidity concerns and meet its capital obligations, Unico has announced a review of strategic alternatives and, with the assistance of a financial advisor, is considering multiple alternatives, including, but not limited to, strategic financing, further scaling back, or eliminating some or all of its remaining business operations, expense reductions, reorganization, merger with another entity, filing for bankruptcy or cessation of operations. Unico is also considering a potential transaction, which is known as a loss portfolio transfer transaction. In a loss portfolio transfer transaction, Crusader would cede its loss obligations to another insurer through the transfer of assets equivalent to the reserves being transferred to that insurer. Additional consideration or premium will be required to be paid by Crusader if the loss obligations of Crusader are viewed as being greater than the reserves being transferred to the insurer. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the coronavirus COVID-19 pandemic and general economic conditions have had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of Unico’s existing stockholders, and debt financings may subject Unico to restrictive covenants, operational restrictions, and security interests in Unico’s assets. Many of these potential alternatives will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Unico becomes unable to continue as a going concern, Unico may have to dispose of or liquidate its assets and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements. Additionally, Unico may have to write down some or all of its capitalized assets or liquidate some or all of its investments in a gross unrealized loss position. These actions may cause Unico’s stockholders to lose all or part of their investment in Unico’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax Insurance Systems, Inc. (“Unifax”), a subsidiary of the Company and an affiliate of Crusader, is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $340,907 as of September 30, 2022. The premium trust deficiency was paid to Crusader on November 18, 2022.

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

Concentration of Risks

100% of Crusader’s gross written premium was derived from California during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. During the three and nine months ended September 30, 2022, 100.0% of Crusader’s business was commercial multiple peril (“CMP”) policies. During the three and nine months ended September 30, 2021, approximately 99.9% and 99.7%, respectively, of Crusader’s business was comprised of CMP policies.

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

NOTE 2 – CASH, RESTRICTED CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$12,457,449	$15,244,709
Restricted cash	881,506	381,942
Total	$13,338,955	$15,626,651

As of September 30, 2022 and December 31, 2021 cash, cash equivalents and restricted cash include custodial trust, bank money market accounts, and a bank savings account. Any financial instruments that are readily convertible into known amounts of cash or are so near their maturity that they present an insignificant interest rate risk are considered cash equivalents. Any certificate of deposit which matures in three months or less from the reporting date is considered a cash equivalent.

NOTE 3 – LOSS PER SHARE

The following table represents the reconciliation of the Company’s basic and diluted loss per share computations reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30		Nine months Ended September 30
	2022	2021	2022	2021
Basic and Diluted loss per share
Net loss	$(5,046,323)	$(2,510,198)	$(8,845,164)	$(1,649,305)
Weighted average shares outstanding	5,304,863	5,304,863	5,304,863	5,304,878
Basic and Diluted loss per share	$(0.95)	$(0.47)	$(1.67)	$(0.31)

Basic loss per share excludes the impact of common share equivalents and is based upon the weighted average common shares outstanding. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common share dilution. When outstanding stock options are dilutive, they are treated as common share equivalents for purposes of computing diluted earnings or losses per share and represent the difference between basic and diluted weighted average shares outstanding. In loss periods, stock options are excluded from the calculation of diluted loss per share, as the inclusion of stock options would have an anti-dilutive effect. There is no difference between basic and diluted loss per share.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

Standards not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures for better understanding of significant estimates and judgments used in estimating credit losses. The Company is currently evaluating the effect ASU 2016-13 will have on the Company’s consolidated financial statements but expects the primary changes to be (i) the use of the expected credit loss model for its reinsurance recoverable and (ii) the presentation of credit losses within the available-for-sale fixed maturities portfolio through an allowance method rather than as a direct write-down. ASU 2016-13 will primarily impact the Company’s available-for-sale fixed maturities portfolio and reinsurance recoverable.

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

As of September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or liabilities and, therefore, had not accrued interest and penalties related to unrecognized tax benefits or liabilities. However, if interest and penalties would need to be accrued related to unrecognized tax benefits or liabilities, such amounts would be recognized as a component of federal income tax expense.

As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of $10,144,183 and $8,584,487 generated from $48,305,638 and $40,878,510, respectively, of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,499,635 and $2,509,115 generated from state net operating loss carryforwards which begin to expire between 2028 and 2040. In connection with the preparation of its condensed consolidated financial statements, the Company performed an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, for the periods ended September 30, 2022 and December 31, 2021, the Company has established a full valuation allowance against all deferred tax assets in the amount of $12,643,818 and $11,093,602, respectively, as in management’s judgement they will not more-likely-than-not be realized.

NOTE 6 –PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	September 30	December 31
	2022	2021
Furniture, fixtures, and equipment	$1,168,516	$2,316,885
Computer software	1,861,912	466,892
Accumulated depreciation and amortization	(1,422,115)	(2,983,418)
Computer software under development	-	2,354,161
Property and equipment, net	$1,608,313	$2,154,520

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

The term of the Lease commenced on February 1, 2022 (the “Commencement Date”) and will terminate on January 31, 2023, unless earlier terminated pursuant to the terms of the Lease and becomes month to month after the termination date. The Lease is considered a “short-term” lease as a lease term with twelve months or less that does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Management has elected the permitted practical expedient that applies solely to short-term leases under ASC 842-Leases of not recognizing a right-of-use asset on the Company’s balance sheet and expensing the rental payments as an operating expense when incurred.

Beginning on the Commencement Date, Crusader is obligated to make monthly rent payments in an amount of $10,539. In addition, Crusader is obligated to pay Western General its proportionate share, 5.45%, of operating expenses. Crusader was also required to deliver to Western General an initial payment of $20,539, $10,000 of which is held by Western General as a refundable security deposit.

In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader, which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $340,907 as of September 30, 2022. The premium trust deficiency was paid to Crusader on November 18, 2022.

Depreciation on furniture, fixtures, and equipment was computed using the straight-line method over 3 to 15 years. Depreciation and amortization expense on all property and equipment for the three and nine months ended September 30, 2022, was $176,345 and $546,207, respectively, and for the three and nine months ended September 30, 2021, was $147,463 and $416,631, respectively.

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

The following table presents information about the Company’s financial instruments and their estimated fair values, which are measured on a recurring basis, and are allocated among the three levels within the fair value hierarchy as of September 30, 2022, and December 31, 2021:

September 30, 2022	Level 1	Level 2	Level 3	Total
Financial instruments:

Available-for-sale fixed maturities:
U.S. Treasury securities	$3,177,903	$-	$-	$3,177,903
Corporate securities	-	28,908,704	-	28,908,704
Agency mortgage-backed securities	-	15,033,988	-	15,033,988
Held-to-maturity securities
Certificates of deposits	-	300,000	-	300,000
Equity securities	-	-	-	-
Short-term investments	100,000	-	-	100,000
Total financial instruments at fair value	$3,277,903	$44,242,692	$-	$47,520,595

December 31, 2021
Financial instruments:
Available-for-sale fixed maturities:
U.S. Treasury securities	$6,309,805	$-	$-	$6,309,805
Corporate securities	-	45,249,973	-	45,249,973
Agency mortgage-backed securities	-	20,853,627	-	20,853,627
Held-to-maturity securities
Certificates of deposits	-	300,000	-	300,000
Equity securities	4,131,153	-	-	4,131,153
Short-term investments	1,154,750	-	-	1,154,750
Total financial instruments at fair value	$11,595,708	$66,403,600	$-	$77,999,308

Fair value measurements are not adjusted for transaction costs. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. The Company did not have any transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

NOTE 8 – INVESTMENTS

A summary of investment income, net realized gains (losses), and net unrealized investment gains (losses) on equity securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Investment income:	2022	2021	2022	2021
Fixed maturities	$329,948	$440,961	$1,054,816	$1,513,099
Equity securities	8,306	24,009	62,952	66,783
Short-term investments and cash equivalents	8,001	1,129	13,691	1,851
Gross investment income	346,255	466,099	1,131,459	1,581,733
Less investment expenses	(109,277)	(38,855)	(183,903)	(110,887)
Net investment income	236,978	427,244	947,556	1,470,846
Net realized investment gains (losses)	259,563	57,173	(210,503)	3,912,840
Intent-to-sell impairments	(4,447,570)	-	(4,447,570)	-
Net unrealized investment gains (losses) on equity securities	-	(147,722)	-	18,559
Net investment income, realized gains, and unrealized investment gains	$(3,951,029)	$336,695	$(3,710,517)	$5,402,245

The amortized cost and estimated fair values of investments in fixed maturities by category are as follows:

		Gross	Gross	Estimated
		Unrealized	Realized	Fair
September 30, 2022	Cost[1]	Gains	Losses	Value

Available-for-sale fixed maturities:
U.S. Treasury securities	$3,177,903	$-	$-	$3,177,903
Corporate securities	28,908,704	-	-	28,908,704
Agency mortgage-backed securities	15,033,988	-	-	15,033,988
Total Available-for-sale fixed maturities	47,120,595	-	-	47,120,595
Held-to-maturity fixed securities:
Certificates of deposits	300,000	-	-	300,000
Total fixed maturities	$47,420,595	$-	$-	$47,420,595

(1) On September 30, 2022, the Company recorded an intent-to-sell impairment loss of $4,447,570 on its fixed maturities, available-for-sale portfolio and a new cost basis for these securities was established.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value

Available-for-sale fixed maturities:
U.S. Treasury securities	$6,278,764	$67,516	$(36,475)	$6,309,805
Corporate securities	44,370,193	1,076,288	(196,508)	45,249,973
Agency mortgage-backed securities	20,569,448	352,466	(68,287)	20,853,627
Total Available-for-sale fixed maturities	71,218,405	1,496,270	(301,270)	72,413,405
Held-to-maturity fixed securities:
Certificates of deposits	300,000	-	-	300,000
Total fixed maturities	$71,518,405	$1,496,270	$(301,270)	$72,713,405

As of September 30, 2022 and December 31, 2021, five securities and six securities, respectively, were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the Reinsurance Trust Agreement among Crusader, United Insurance Company (“USIC”), and Comerica (the “Reinsurance Trust Agreement”) to secure payment of Crusader’s liabilities and performance of its obligations under the Reinsurance Agreement with USIC described in Note 9, Unpaid Losses and Loss Adjustment Expenses, Termination of Reinsurance Arrangement below. The estimated fair value and amortized cost of those securities was $7,612,474 and $7,612,474 and $8,243,758 and $8,162,053 on September 30, 2022 and December 31, 2021 respectively.

A summary of the unrealized gains (losses) on investments in fixed maturities carried at fair value and the applicable deferred federal income taxes are shown below:

	September 30	December 31
	2022	2021

Gross unrealized gains on fixed maturities	$-	$1,496,270
Gross unrealized losses on fixed maturities	-	(301,270)
Net unrealized gains on fixed maturities	-	1,195,000
Deferred federal tax expense	-	(250,950)
Net unrealized gains, net of deferred income taxes	$-	$944,050

The amortized cost, estimated fair value (net of unrealized gains and losses) and weighted average yield of fixed maturity investments by contractual maturity are as follows:

			Weighted
			Average
Maturities by Year at September 30, 2022	Cost(1)	Fair Value	Yield
Due in one year	$11,732,546	$11,732,546	1.82%
Due after one year through five years	12,343,370	12,343,370	2.68%
Due after five years through ten years	12,586,173	12,586,173	2.50%
Due after ten years and beyond	10,758,506	10,758,506	2.75%
Total	$47,420,595	$47,420,595	2.45%

(1) On September 30, 2022, the Company recorded an intent-to-sell impairment loss of $4,447,570 on fixed maturities, available-for-sale portfolio and a new cost basis for these securities was established.

			Weighted
	Amortized		Average
Maturities by Year at December 31, 2021	Cost	Fair Value	Yield
Due in one year	$15,758,755	$15,875,423	2.21%
Due after one year through five years	19,349,200	19,681,599	1.80%
Due after five years through ten years	19,335,034	19,832,093	2.39%
Due after ten years and beyond	17,075,416	17,324,290	2.35%
Total	$71,518,405	$72,713,405	2.18%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The weighted average maturity of the Company’s fixed maturity investments was approximately 3.1 years as of September 30, 2022 and approximately 6.7 years as of December 31, 2021.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position as of September 30, 2022 is not necessary as all securities were marked to their fair market value and a new cost basis established: therefore, there is no unrealized amount.  The following table is as of December 31, 2021:

	Less than 12 Months			12 Months or Longer
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
December 31, 2021	Fair Value	Losses	Securities	Fair Value	Losses	Securities

U.S. Treasury Securities	$481,875	$(15,785)	1	$476,016	(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

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

The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of fixed maturities, Available-For-Sale in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized losses equal to the difference between the fair value and the amortized cost basis of the fixed maturity before recognizing the impairment.  For the three and nine months ended September 30, 2022, the Company recorded an intent-to-sell impairment loss of $4,447,570 as a reduction to the amortized cost of fixed maturities, available-for-sale.  The unrealized losses on all securities as of December 31, 2021 were determined to be temporary.

The Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity. The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Fixed maturities securities sold

Number of securities sold	2	-	2	3
Amortized cost of sold securities	$1,492,890	$-	$1,492,890	$2,193,393
Realized (losses) gains on sales	$(13,132)	$-	$(13,132)	$710

Fixed maturities securities called

Number of securities called	-	4	7	7
Amortized cost of called securities	$-	$2,929,834	$4,194,899	$5,323,613
Realized gains (losses) on calls	$-	$166	$101	$(18,613)

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect. The Company’s equity securities allocation was intended to enhance the return of and provide diversification for the total investment portfolio. All equity securities owned by the Company were sold in 2022. A summary of equity securities is shown below:

	September 30	December 31
	2022	2021

Cost	$-	$3,532,026
Unrealized gains	-	599,127
Estimated fair value of equity securities	$-	$4,131,153

The Company’s investment in certificates of deposit was $300,000 as of September 30, 2022 and December 31, 2021.

The following securities represent statutory deposits that are assigned to and held by the California State Treasurer and the Insurance Commissioner of the State of Nevada. These deposits are required for writing certain lines of business in California and for admission to transact insurance business in the State of Nevada and are reported here at their fair market value.

		(Restated)
	September 30	December 31
	2022	2021

California	$407,765	$511,289
Nevada	295,938	302,344
Total state held deposits	$703,703	$813,633

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

NOTE 9 – UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a roll forward of Crusader’s loss and loss adjustment expense reserves, including a reconciliation of the beginning and ending balance sheet liability for the periods indicated:

	Nine Months Ended September
	2022	2021

Reserve for unpaid losses and loss adjustment expenses at January 1 – gross of reinsurance	$82,492,674	$74,893,509
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	27,116,043	22,253,642
Reserve for unpaid losses and loss adjustment expenses at January 1 – net of reinsurance	55,376,631	52,639,867
Incurred losses and loss adjustment expenses:
Provision for insured events of current year	10,068,950	20,529,747
Development of insured events of prior years	239,285	(2,007,929)
Total incurred losses and loss adjustment expenses	10,308,235	18,521,818
Loss and loss adjustment expense payments:
Attributable to insured events of the current year	4,513,360	5,455,432
Attributable to insured events of prior years	14,636,505	11,663,536
Total payments	19,149,865	17,118,968
Reserve for unpaid losses and loss adjustment expenses at September 30 – net of reinsurance	46,535,001	54,042,716
Reinsurance recoverable on unpaid losses and loss adjustment expenses	23,293,350	24,494,179
Reserve for unpaid losses and loss adjustment expenses at September 30 – gross of reinsurance	$69,828,351	$78,536,895

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

Termination of Reinsurance Arrangement

On August 31, 2021, Crusader and USIC, terminated the Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) effective April 1, 2020, by and between Crusader and USIC. Pursuant to the Reinsurance Agreement, Crusader agreed to reinsure all of USIC’s liability for policies issued by USIC and produced by Unifax, for property, general liability, CMP, liability and other miscellaneous coverages, subject to certain maximum policy limits. Crusader’s obligations under the Reinsurance Agreement continue after termination but issued after termination for business in force at the time of termination, for policies with effective dates prior to the termination but issued after the termination date, and for policies that must be issued or renewed as a matter of law until the expiration of the policies.

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

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC was permitted to request additional security for the unearned premium and loss reserves in the event (i) Crusader’s A.M. Best rating is reduced; or (ii) Crusader’s A.M. Best rating is removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10% or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of September 30, 2022 and December 31, 2021, five securities and six securities, respectively, were held as collateral with Comerica, pursuant to the Reinsurance Trust Arrangement. The estimated fair value and amortized cost of those securities was $7,612,474 and $7,612,474 and $8,243,758 and $8,162,053 on September 30, 2022 and December 31, 2021 respectively.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleged that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to COVID-19 and related government orders that limited or halted operations of bars and restaurants. The action further alleged that Crusader acted unreasonably in denying the claims, and it sought as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleged a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). Crusader has filed a respondent brief and plaintiffs have filed their reply brief.  The appeals court will schedule oral arguments, but there is no definite time frame for the court to do so.  Counsel opines that this will occur with the next six months. The Company cannot predict whether the action of the Superior Court in dismissing the lawsuit against Crusader without leave to amend will be affirmed by the actions of the Court of Appeals.

Crusader has no claims related to civil unrest through September 30, 2022 or as of the date of this report.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company. The action was entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Stephen Shea. The action alleged that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code (ii) failed to provide accurate itemized wage statements in violation of the California Labor Code (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code. The action sought general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees. The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader. Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader. In August 2022, the Company and Mr. Esparza settled all claims in a confidential settlement releasing the Company of any further claims.

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

As of December 31, 2021, and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended. On March 24, 2021, Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the “RBC Plan”) to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted. On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred. At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022. On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information was submitted on August 24, 2022. On September 27, 2022, the CA DOI requested additional information on the 2022 RBC Plan, which information was submitted on October 13, 2022. The CA DOI may accept Crusader’s revised 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event, or it may request that an additional revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues, including a potential loss portfolio transfer by Crusader. On December 30, 2022 Crusader supplemented its 2022 RBC Plan to address the changes in its investment portfolio and decrease in its statutory policyholder surplus at September 30, 2022.

On September 22, 2022, Unico received written notice from Nasdaq stating that the Company is not in compliance with the requirement of a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000 for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(1)(C). Nasdaq calculates MVPHS by subtracting from the total shares of common stock outstanding any shares held by officers, directors or any person who beneficially owns more than 10% of the total shares outstanding. The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on the Nasdaq Global Market under the symbol “UNAM” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days, or until March 21, 2023, to regain compliance with the minimum MVPHS requirement. To regain compliance, the minimum MVPHS of the Company’s common stock must meet or exceed $5,000,000 for at least ten consecutive business days during this 180-calendar day compliance period.

If the Company does not regain compliance with the minimum MVPHS requirement by March 21, 2023, Nasdaq will provide written notification to the Company that its securities are subject to delisting. Alternatively, the Company may consider applying to transfer the Company’s securities to the Nasdaq Capital Market which has a minimum MVPHS requirement of $1,000,000, provided that the Company meets the Nasdaq Capital Market’s continued listing requirements.

NOTE 11 – PROFIT SHARING PLAN

The Unico American Corporation Profit Sharing Plan (“Plan”) covers Company’s employees who are at least 21 years of age and have met certain service and eligibility requirements. Unico American Corporation is the Plan sponsor and the Plan administrator. Fidelity Management Trust Company is the Plan trustee. The Plan is intended to be a qualified retirement plan under the Internal Revenue Code. Under the Plan, participants have the option to elect to make 401(k) and Roth 401(k) deferral contributions that are matched at up to 4%. In addition, pursuant to the terms of the Plan, the Company may contribute a discretionary profit-sharing amount to participants as determined by the Board of Directors. The Plan was modified in 2022 and beginning in 2023 the Company will no longer make this optional contribution. Participants are eligible to request a distribution of their account balance upon death, retirement, minimum required distributions, and termination of employment. The Company modified the Plan so that all the participants immediately vested in their plan at December 31, 2021. Contributions to the Plan for fiscal year end December, 31, 2021 were $171,205 . The Company contributed $71,421 in profit-sharing for the 2021 Plan year, which was paid to eligible employees in April 2022.

NOTE 12 – INCENTIVE STOCK PLANS AND STOCK BASED COMPENSATION

The Company’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) covers 500,000 shares of Unico’s common stock (subject to adjustment in the case of merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, etc.) and was approved by Unico’s stockholders on May 27, 2021. The Equity Incentive Plan provides for the grant of the following equity-based incentive awards to participants: (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units and (v) other stock-based awards. Through the date of this Form 10-Q there have been 44,250 non-qualified stock options granted and 48,000 restricted stock grants under the Equity Incentive Plan, of which none were vested and exercisable as of September 30, 2022.

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

The Company recognized stock-based compensation expense in the amount of $14,795 for all awards issued under the Equity Incentive Plan in the “Salaries and employee benefits” line item in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022. $11,589 in stock-based compensation expense was recognized for the nine months ended September 30, 2021.

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

The following table summarizes non-qualified stock option and restricted stock grants activity for nine months ended September 30, 2022:

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2022	36,250	4.52	3.48	-
Non-qualified stock option granted	-	-	-	-
Restricted stock granted	-	-	-	-
Forfeited or expired	(12,000)	4.52	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2022	24,250	$4.52	2.72	-
Exercisable at September 30, 2022	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all options been exercised on September 30, 2022.

No options or restricted stock were granted to employees or non-employees during the nine months ended September 30, 2022. Unrecognized compensation cost was $47,737 at September 30, 2022 and is expected to be recognized over a weighted-average period of 2.72 years. Compensation expense is reversed as options are forfeited. 24,250 options were outstanding at September 30, 2022, and 500,000 shares of the Company’s common stock were available under the Equity Incentive Plan.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure through the date the condensed consolidated financial statements were filed. Except as disclosed elsewhere and below, no events have occurred subsequent to September 30, 2022, requiring disclosure or recording in the condensed consolidated financial statements.

On August 24, 2022, the Company’s subsidiaries American Insurance Brokers, Inc., National Insurance Brokers, Inc. and Insurance Club, Inc. (collectively, the “Sellers”) each entered into an Asset Purchase Agreement (collectively, the “Agreements”) with Warner Pacific Insurance Services, Inc. (the “Purchaser”) pursuant to which the Sellers agreed to sell and the Purchaser agreed to purchase certain assets, primarily contracts, trademarks and service marks, owned by each respective Seller, subject to satisfaction of customary closing conditions (the “Asset Sale Transaction”). The Asset Sale Transaction closed on October 1, 2022. As a result of the Asset Sale Transaction, the Company received $630,000 of the aggregate purchase price at closing and $70,000 of the aggregate purchase price is being retained by the Purchaser for one year to secure claims that may arise against the Sellers under the Agreements

On November 18, 2022, the premium trust deficiency of Unifax to Crusader was paid in the amount of $340,907 and the premium trust deficiency was eliminated.

On November 22, 2022, Unico American Corporation (the “Company”) received a notice from Nasdaq (the “Notice”) notifying the Company that, because its Quarterly Report on Form 10-Q for the period ended September 30, 2022 has not been filed with the Securities and Exchange Commission by the required due date of November 14, 2022, the Company is not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) (the “Rule”).

Under the Nasdaq rules, the Company has 60 calendar days from receipt of the Notice to submit a plan to regain compliance with the Rule. However, there can be no assurance that Nasdaq will accept the Company’s plan to regain compliance or that the Company will be able to regain compliance within the extension period granted by Nasdaq. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq hearings panel. The Notice received from Nasdaq has no immediate effect on the listing or trading of the Company’s shares. However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of the Company’s financial condition and results of operations by focusing on changes in certain key measures quarter over quarter. This MD&A should be read in conjunction with the Company’s 2021 Form 10-K/A, plus the condensed consolidated financial statements and notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-Q. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

General

Unico American Corporation is an insurance holding company. Crusader Insurance Company (“Crusader”), Unico’s insurance company subsidiary, underwrote commercial property and casualty insurance. The Company’s subsidiaries Unifax Insurance Systems, Inc. (“Unifax”) and American Insurance Brokers, Inc., (“AIB”)  provided marketing and provided various underwriting support services related to property, casualty, health and life insurance. The Company’s subsidiary American Acceptance Corporation (“AAC”) provided insurance premium financing, and the Company’s subsidiary Insurance Club, Inc., dba AAQHC, an Administrator (“AAQHC”) provides membership association services. The Company’s subsidiary U.S. Risk Manager’s Inc. (“U.S. Risk”) provides claims adjustment services. Unico American Corporation is referred to herein as the “Company” or “Unico” and such references include both the corporation and its subsidiaries, all of which are wholly owned. Unico was incorporated under the laws of Nevada in 1969.

In connection with the Company’s previously announced review of strategic alternatives, during the quarter ended September 2021, Unico took actions to cause Crusader to enter into runoff. In connection with its runoff, Crusader began to cease writing new and renewal business and to wind down operations that support the writing of insurance policies. Effective September 30, 2021, Crusader ceased writing any new insurance policies and no longer renewed policies subsequent to December 8, 2021. Crusader has issued notices in accordance with the CA DOI rules and regulations of non-renewal for its existing in-force policies to terminate such policies at the expiration of the current policy periods. Crusader continues to provide services to existing insurance policyholders and claimants during its runoff. Actions to wind down operations that support the writing of new insurance policies and the issuance of renewal insurance policies began immediately, and the servicing operations will be adjusted over time to support business requirements including the retention of the necessary staff. In August 2021, Unico also discontinued its premium financing operations formerly conducted through AAC, which activity is reflected on the Condensed Consolidated Statement of Operations under “Other insurance operations.” On August 24, 2022, the Company’s subsidiaries American Insurance Brokers, Inc., National Insurance Brokers, Inc. and Insurance Club, Inc. (collectively, the “Sellers”) each entered into an Asset Purchase Agreement (collectively, the “Agreements”) with Warner Pacific Insurance Services, Inc. (the “Purchaser”) pursuant to which the Sellers agreed to sell and the Purchaser agreed to purchase certain assets, primarily contracts, trademarks and service marks, owned by each respective Seller, subject to satisfaction of customary closing conditions (the “Asset Sale Transaction”). The Asset Sale Transaction closed on October 1, 2022. As a result of the Asset Sale Transaction, the Company received $630,000 of the aggregate purchase price at closing and $70,000 of the aggregate purchase price is being retained by the Purchaser for one year to secure claims that may arise against the Sellers under the Agreements

Total revenues for the three months ended September 30, 2022, were ($2,529,890) compared to $8,595,648 for the three months ended September 30, 2021, a decrease of $11,125,538 (-129%). Total revenues for the nine months ended September 30, 2022, were $7,288,941 compared to $28,199,908 for the nine months ended September 30, 2021, a decrease of $20,910,967 (-74%). The decrease in revenue was attributable to a decrease in the net earned premium as Crusader’s operations are now in runoff and intent-to-sell impairment losses.  Additionally, included in 2021 revenue is a $3,693,858 gain realized in February 2021 on the sale of the building previously owned by Crusader. The Company had a net loss of $5,046,323 for the three months ended September 30, 2022, compared to a net loss of $2,510,198 for the three months ended September 30, 2021, a change of $2,536,125 (101%). The Company had a net loss of $8,845,164 for the nine months ended September 30, 2022, compared to net loss of $1,649,305 for the nine months ended September 30, 2021, an increase in net loss of $7,195,859 (436%). The increase in net loss is due mainly to $20.3 million more revenue from insurance operations in 2021 compared to 2022 as a result of Crusader being in runoff, along with a decline in net investment income as a result of a reduced portfolio, and intent-to-sell impairment losses, a decline in finance charges as a result of the cessation of the financing operations of AAC, an increase in legal expenses and administrative fees from the supervision agreement, which is offset by a decrease in salaries.

Going Concern

Based on Unico’s current cash and short‑term investments at September 30, 2022, as well as the other factors described herein, there is substantial doubt that Unico will have sufficient cash to meet its operating and other liquidity requirements when they become due during the next twelve months from the date of issuance of the accompanying condensed consolidated financial statements.

Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and as an insurance holding company, Unico does not independently generate significant revenue, and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on the payment of dividends imposed by the CA DOI pursuant to the Administration Supervision Agreement (the “Supervision Agreement”), dated as of September 7, 2021, by and between Crusader and the CA DOI and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021, that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement (“Special Examiner”). If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to continue to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Unico Board of Directors is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of Unico’s ability to remain a going concern.

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

Supervision Agreement

On September 10, 2021, Crusader and the CA DOI entered into the Supervision Agreement at the request of the CA DOI. The Supervision Agreement was requested by the CA DOI because of the CA DOI’s concerns regarding the financial stability of Crusader and the potential effects on Crusader and Crusader’s California policyholders of any potential bankruptcy of Unico. The Supervision Agreement among other things, provides for the appointment by the CA DOI of a Special Examiner to provide supervision and regulatory oversight of Crusader. The Supervision Agreement imposes limitations on Crusader’s ability to take certain actions without the prior written consent of the California Insurance Commissioner (the “Commissioner”), the Special Examiner, or the Special Examiner’s appointed representative. Among the actions that Crusader is prohibited from making without such prior written consent are the following: (i) making payments, engaging in any transaction with or entering into any agreement with, any affiliated or otherwise related person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (ii) making payments, engaging in any transaction with or entering into any agreement with, any non-affiliated or otherwise unrelated person or entity if the cost to Crusader is an individual payment of more than $5,000 or aggregate payments of more than $20,000; (iii) paying any dividend of any amount; (iv) except as provided in and (ii), making any payments to or on behalf of the Company in connection with any agreement entered into between Crusader and the Company; (v) making any loans to affiliates, officers, directors, stockholders or third parties; (vi) incurring any debt, obligation or liability greater than $5,000; (vii) entering into any new reinsurance contract or treaty or amending any existing reinsurance contract or treaty; (viii) making any material changes in management and essential staffing; (ix) increasing salaries or benefits of officers or directors or making any preferential payment of bonuses or other payments considered legally preferential; and (x) making any other material changes in its normal course of operations, including but not limited to, entering into new lines of business, making major corporate reorganizations, or redomesticating from California. The Supervision Agreement provides that the Special Examiner will meet with Crusader to develop a list of recurring payments under items (i) and (ii) that may not require prior written approval. To date, the Special Examiner has permitted Crusader to provide significant financial support to Unico in the form of reimbursement and/or direct payment of certain operating and other expenses, but there can be no assurance that the Special Examiner will continue to permit Crusader to do so under the Supervision Agreement. If the Special Examiner does not continue to permit Crusader to financially support Unico in the future, Unico will be unable to continue to fund its ongoing operations.

On September 13, 2021, the Special Examiner advised Crusader, through its counsel, that a deficiency existed in certain funds that Unifax is required to maintain, in a fiduciary capacity, for Crusader’s benefit. Pursuant to the provisions of California Insurance Code (“CIC”) Sections 1733 and 1734, Unifax is required to hold premium payment funds received from policyholders as fiduciary funds in trust maintained for the benefit of Crusader. The Special Examiner informed Crusader that the CA DOI believed that the deficiency in such fiduciary funds was approximately $3,100,000 as of September 13, 2021. In January 2022, Unico, Crusader, and Unifax agreed, with the pre-approval of the Special Examiner, to transfer a computer system, owned by Unico, to Crusader. Unico contributed the computer system at its book value of $1,991,956 to Unifax, and Unifax in turn contributed the computer system to Crusader at its book value of $1,991,956 as a direct reduction in the amount due to Crusader which resulted in a dollar-for-dollar reduction in the premium trust deficiency. The amount of such deficiency was $340,907 as of September 30, 2022. The premium trust deficiency was paid to Crusader on November 18, 2022.

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

Certain Information Regarding Runoff of Crusader

 In connection with the ongoing runoff of Crusader, the Company and its subsidiaries have focused, among other things, on winding down operations that supported the writing of new insurance policies and the issuance of renewal insurance policies, managing claims and otherwise providing services to existing policyholders and claimants.

Effective September 30, 2021, Crusader ceased writing any new insurance policies and no longer renewed policies subsequent to December 8, 2021.  The following table presents (i) the number of employees of the Company and its subsidiaries as of such date, (ii) the number of policies in force as of such date, (iii) the total number of open claims being managed by the Company and its subsidiaries as of such date, (iv) the number of new claims that were opened during the quarter ending on such date, and (v) the number of claims that were closed during the quarter ended on such date.

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Number of employees	24	25	33	38
Number of active policies	180	1,018	1,917	3,065
Number of open claims	752	865	907	803
New claims opened during the quarter ended	83	137	228	217
Claims closed during the quarter ended	192	185	153	185

The number of active policies will continue to decrease over time, while the number of open claims, the number of new claims opened and the number of claims closed will fluctuate depending on the number of new claims made by policyholders, as well as Crusader’s ability to manage open claims to resolution.

Work Force Reduction

In connection with the runoff of Crusader, on October 7 and October 8, 2021, the Company informed thirteen employees of the Company’s determination to terminate their employment, effective as of October 8, 2021 (the “October 2021 Work Force Reduction”). Additionally, on December 16, 2021, and December 17, 2021, the Company informed an additional twelve employees of the Company’s determination to terminate their employment, effective as of December 17, 2021 (the “December 2021 Work Force Reduction”). The terminated employees were primarily employed in the Company’s underwriting and marketing groups. In connection with the October 2021 Work Force Reduction and the December 2021 Work Force Reduction, the Company expects to incur total pretax costs of $793,971, consisting of severance payments under the Company’s existing policy. In addition, the Company implemented another retention bonus plan to certain employees and expects to incur total pretax costs of $256,000 related to the plan, which is being recognized ratably over the last three quarters of 2022. The Company may incur additional costs in connection with the runoff of Crusader, including additional costs associated with workforce reductions. In 2021, the Company paid $331,331 in severance payments and $0 in retention bonus payments.

In 2022, the Company has paid $465,803 in severance payments and $255,275 in retention bonus payments.

COVID-19

As a result, of the ongoing COVID-19 pandemic, economic uncertainties have arisen which have impacted the fair value of investments, day-to-day administration of the business and premium volume. While the Company does not believe it is exposed to substantial risk from coronavirus-related claims under the insurance policies written by Crusader, it is possible that the Company’s results of operations, financial condition and the fair value of its investment portfolio may be adversely affected by the general economic conditions as a result of the pandemic.

The effects of the ongoing COVID-19 pandemic were a major contributor to the variability in fair value of the Company’s fixed income and equity investments during the first half of 2020, which rebounded in 2021 and has been impacted once again in 2022 by the economic environment. The overall response to the pandemic and economic conditions contributed to the decline in investment yields, compared to previous years, which will cap the Company’s investment portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base or a change in investment philosophy.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). Crusader has filed a respondent brief and plaintiffs have filed their reply brief.  The appeals court will schedule oral arguments, but there is no definite time frame for the court to do so.  Counsel opines that this will occur with the next six months. The Company cannot predict whether the action of the Superior Court in dismissing the lawsuit against Crusader without leave to amend will be affirmed by the actions of the Court of Appeals.

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

Under the Reinsurance Agreement, Crusader was required to secure its obligations to USIC for unearned premium reserves, if any, and loss reserves (losses incurred and not reported and loss reported but unpaid) in a security fund, trust agreement or letter of credit to permit USIC to receive credit for the reinsurance ceded to Crusader by USIC. Such security was required because Crusader is not authorized to transact insurance in Delaware, the domiciliary state of USIC. Initially, the security required to be provided by Crusader was 150% of the unearned premium and loss reserves. USIC was permitted to request additional security for the unearned premium and loss reserves in the event (i) the A.M. Best rating of Crusader is at any time reduced; or (ii) the A.M. Best rating of Crusader is at any time removed or withdrawn; or (iii) there is a reduction the capital and policyholder surplus of Crusader by 10% or more in any rolling 12-month period or (iv) Crusader fails to maintain its Cat excess of loss reinsurance coverage at certain levels. As of September 30, 2022 and December 31, 2021, respectively, certain securities were held as collateral with Comerica Bank & Trust, N. A. (“Comerica”), pursuant to the Reinsurance Trust Agreement among Crusader, USIC and Comerica (the “Reinsurance Trust Agreement”) to secure payment of Crusader’s liabilities and performance of its obligations under the Reinsurance Agreement with USIC. The estimated fair value and amortized cost of those securities was $7,612,474 and $7,612,474 and $8,243,758 and $8,162,053 on September 30, 2022 and December 31, 2021, respectively.

Outsourcing of Claims Processing to an Experienced Third-Party Administrator

In January 2022, Crusader engaged a Third-Party Administrator (“TPA”) to assist in the claims adjudication and settlement process. This outside TPA supplemented U.S. Risk as Crusader is in runoff and any increased claims activity will be outsourced to the TPA through the end of October 2022 to manage open claims inventory. The U.S. Risk staff adjust claims and oversee all outside claim services such as attorneys, independent or outside claim adjusters, and experts as necessary. Engagement of this TPA should allow for increased control over paid allocated loss adjustment expenses and reduction of the open claims inventory. Administration fees paid to the TPA are recoverable by our third-party reinsurers as an allocated loss adjustment expense to the extent the billed activities are allocated to a specific claim. The use of the TPA was terminated in the third quarter. All claims processing is now being performed by Crusader or U.S. Risk.

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

Revenue and Income Generation

The Company historically received its revenues primarily from earned premium derived from the insurance company operations, commission and fee income generated from the insurance agency operations, finance charges and fee income from the premium finance operations, and investment income from cash generated primarily from the insurance company operation. However, in light of the runoff of Crusader, and the cessation of the premium finance operations provided by AAC, the Company’s revenues from these sources will decline significantly in the future. The insurance company operation generated approximately 86% and 93% of consolidated revenues for the three and nine months ended September 30, 2022, respectively, compared to 95% and 94% of consolidated revenues for the three and nine months ended September 30, 2021, respectively, excluding the gain on real estate and the intent-to-sell impairment. None of the Company’s other operations is individually material to consolidated revenues.

Insurance Company Operation

As of September 30, 2022, the Company’s subsidiary Crusader was licensed as an admitted insurance carrier in the states of Arizona, California, Nevada, Oregon, and Washington. Crusader’s business remains concentrated in California (100% of gross written premium during the three and nine months ended September 30, 2022, and 2021 originated in California). During the three and nine months ended September 30, 2022, 100.0% of Crusader’s business was CMP policies. During the three and nine months ended September 30, 2021, approximately 99.9% and 99.7%, respectively, of Crusader’s business was comprised of CMP policies.

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

The following is a reconciliation of gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) to net earned premium (after premium ceded to reinsurers under reinsurance treaties):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Direct written premium	$(29,234)	$10,321,267	$(215,800)	$31,279,667
Assumed written premium	(8,345)	2,358,840	(24,183)	3,450,104
Less: written premium ceded to reinsurers	(451,016)	(3,111,266)	(3,880,743)	(8,748,322)
Net written premium	(488,595)	9,568,841	(4,120,726)	25,981,449
Change in direct unearned premium	1,475,879	(136,817)	12,549,699	(2,129,893)
Change in assumed unearned premium	182,822	(1,657,746)	1,697,454	(2,452,217)
Change in ceded unearned premiums	(6,087)	(36,656)	(57,477)	(90,209)
Net earned premium	$1,164,019	$7,737,622	$10,068,950	$21,309,130

The Company’s insurance operational underwriting profitability is defined by pre-tax underwriting gain (loss), which is calculated as net earned premium less losses and loss adjustment expenses and policy acquisition costs.

The negative gross written premiums are a result of the cancellation of policies in 2022 because Crusader stopped writing business in August 2021.

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021	Change	2022	2021	Change

Net written premium	$(488,595)	$9,568,841	$(10,057,436)	$(4,120,726)	$25,981,449	$(30,102,175)
Change in net unearned premium	1,652,614	(1,831,219)	3,483,833	14,189,676	(4,672,319)	18,861,995
Net earned premium	1,164,019	7,737,622	(6,573,603)	10,068,950	21,309,130	(11,240,180)
Less:
Losses and loss adjustment expenses	1,328,347	6,851,898	(5,523,551)	10,308,235	18,521,818	(8,213,583)
Policy acquisition costs	(145,899)	1,951,053	(2,096,952)	(353,275)	4,078,563	(4,431,838)
Total underwriting expenses	1,182,448	8,802,951	(7,620,503)	9,954,960	22,600,381	(12,645,421)
Underwriting (loss) gain before income taxes	$(18,429)	$(1,065,329)	$1,046,900	$113,990	$(1,291,251)	$1,405,241

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

The following is a reconciliation of Crusader’s underwriting (loss) gain before income taxes to the Company’s loss before taxes:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Underwriting loss before income taxes	$(18,429)	$(1,065,329)	$113,990	$(1,291,251)
Insurance company operation revenues:
Net investment income	236,978	427,244	947,556	1,470,846
Net realized investment gains (losses)	259,563	57,173	(210,503)	3,912,840
Intent-to-sell impairments	(4,447,570)	-	(4,447,570)	-
Net unrealized investment gains (losses) on equity securities	-	(147,722)	-	18,559
Other income	19,748	95,330	144,039	123,044
Other insurance operations revenues:
Gross commissions and fees	237,371	385,548	777,757	1,234,720
Finance charges and fees earned	-	40,458	7,020	130,228
Other income (loss)	1	(5)	1,692	541
Less expenses:
Salaries and employee benefits	26,046	1,171,944	1,135,918	3,505,665
Commissions to agents/brokers	12,186	20,022	56,630	61,024
Other operating expenses	1,932,357	1,051,350	4,728,960	3,371,952
Loss before taxes	$(5,682,927)	$(2,450,619)	$(8,587,527)	$(1,339,114)

Unearned premiums represent premium applicable to the unexpired terms of policies in force. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized deferred policy acquisition costs, and maintenance costs partially offset by net investment income to related unearned premiums. To the extent that any of the Company’s programs become unprofitable, a premium deficiency reserve may be required. The Company has not recognized a premium deficiency reserve for the nine months ended September 30, 2022. The Company booked an allowance against deferred acquisition costs of $848,711 as of September 30, 2021.

The following table shows the loss ratios, expense ratios, and combined ratios of Crusader:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Loss ratio (1)	114%	89%	102%	87%
Expense ratio (2)	540%	36%	100%	33%
Combined ratio (3)	654%	125%	202%	120%

(1)	Loss ratio is defined as losses and loss adjustment expenses divided by net earned premium.

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

(3)	Combined ratio is defined as a sum of loss ratio and expense ratio. This combined ratio is different from the statutory accounting basis combined ratio.

The following table provides an analysis of losses and loss adjustment expenses:

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021	Change	2022	2021	Change
Losses and loss adjustment expenses:
Provision for insured events of current year	$1,164,019	$8,017,701	$(6,853,682)	$10,068,950	$20,529,747	(10,460,797)
Development of insured events of prior years	164,328	(1,165,803)	1,330,131	239,285	(2,007,929)	2,247,214
Total losses and loss adjustment expenses	$1,328,347	$6,851,898	$(5,523,551)	$10,308,235	$18,521,818	$(8,213,583)

For further analysis of losses and loss adjustment expenses, refer to “Results of Operations”.

Revenues from Other Insurance Operations

The Company’s revenues from other insurance operations consist of commissions, fees and other income. These operations accounted for approximately 14% and 7% of total revenues in the three and nine months ended September 30, 2022, respectively, compared to approximately 5% and 6% of total revenues, excluding the realized gain on real estate sale and the Intent-to-sell impairment, in the three and nine months ended September 30, 2021, respectively.

Investments

The Company generated revenues from its total invested assets of $47,520,595 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) and $85,602,034 (fixed maturities at amortized cost, equity securities at cost and short-term investments at fair value) as of September 30, 2022 and 2021, respectively.

Investment income (net of investment expenses) decreased $190,266 (-45%) and $523,290 (-36%) to $236,978 and $947,556 for the three and nine months ended September 30, 2022, respectively, compared to $427,244 and $1,470,846 for the three and nine months ended September 30, 2021, respectively. This decrease is the result of having less investments than in the past, as Crusader is in runoff and will be using the investments to satisfy future claims and operational needs.

As of September 30, 2022, all of the Company’s investments are in U.S. Treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, money market funds, and a savings account. The Company’s investments in U.S. treasury securities, corporate fixed maturity securities, agency mortgage-backed securities, and money market funds are readily marketable. As of September 30, 2022, the weighted average maturity of the Company’s investments was approximately 3.1 years, and the effective duration for available-for-sale investments (investments managed under the investment guidelines) was 3.7 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company prepared the condensed consolidated financial statements included elsewhere in this Form 10-Q on a going concern basis, which assumes that it will realize its assets and satisfy its liabilities in the normal course of business. Unico has a history of recurring losses from operations, negative cash flows from its operating activities which may continue in the future, and, as a holding company, does not independently generate significant revenue and is dependent on dividends and other cash distributions from Crusader and its other subsidiaries to fund its operations and expenses. Historically, Unico received dividends periodically from Crusader, but does not expect to receive any such dividends for the foreseeable future due to prohibitions on the payment of dividends imposed by the CA DOI pursuant to the Supervision Agreement, and other actions by the CA DOI in its review of the financial statements of Crusader. The CA DOI advised in April 2021 that Crusader was prohibited from paying dividends during the year 2021 and for the years 2022 through 2025. Any continued financial support from Crusader will be at the discretion of the Special Examiner appointed pursuant to the Supervision Agreement. If the Special Examiner does not permit Crusader to continue to provide financial support to Unico, Unico will be unable to continue to fund its continued operations and expenses. The Special Examiner has recently informed Crusader that the CA DOI does not intend to permit Crusader to fund certain expenses attributable to Unico’s status as a public company, including certain legal and accounting expenses, without an undertaking by the Company to repay payments made on its behalf by Crusader. The Company will have an account payable to Crusader and Crusader will have an intercompany account receivable due from the Company for such payments made by Crusader and authorized by the Special Examiner. The inability of Crusader to pay certain expenses of the Company will exacerbate Unico’s lack of liquidity. Additionally, many of the potential strategic alternatives that the Board of Directors of Unico is considering will also depend on continued financial support from Crusader to fund transaction expenses and other costs. If Crusader is not permitted to do so, Unico would be unable to pursue such alternatives, which may otherwise be in the best interests of its stockholders. These circumstances raise substantial doubt about Unico’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of Unico’s ability to remain a going concern.

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

As a result of Crusader being placed into runoff, Crusader is no longer able to generate any premium and the holdings of unearned premium reserves will be depleted over time. As a result, Crusader will need to liquidate some of its investment holdings to support its operations. Accordingly, the size of Crusader’s investment portfolio and investment income are expected to decrease.

As of December 31, 2021, and December 31, 2020, Crusader’s RBC Level was less than 300% of its Authorized Control Level RBC, and its statutory accounting basis combined ratio was in excess of 120% for the years then ended. The RBC Level when coupled with the statutory accounting basis combined ratio triggered Company Action Level Events under the RBC for the years then ended. On March 24, 2021 Crusader submitted to the CA DOI a comprehensive Risk Based Capital Plan (the “RBC Plan”) to increase the adjusted capital above 300% and to address the actions that Crusader would take to correct the conditions that resulted in the Company Action Level Event. The CA DOI found the RBC Plan to be deficient and requested that a revised RBC Plan be submitted. On July 2, 2021, the Company submitted a revised RBC Plan, which addressed issues raised by the CA DOI (the “2021 Revised RBC Plan”). No action was taken by the CA DOI regarding the 2021 Revised RBC Plan. As of December 31, 2021, a second Company Action Event occurred. At December 31, 2021, Crusader’s RBC Level was less than 300%, with a combined ratio greater than 130%, which resulted in another Company Action Level event (the “2022 Company Action Level Event”). As a result of the 2022 Company Action Level Event, Crusader was required to submit another comprehensive Risk Based Capital Plan (“2022 RBC Plan”) to the CA DOI. Crusader submitted its 2022 RBC Plan on May 15, 2022. On June 9, 2022, the CA DOI requested additional information regarding the 2022 RBC Plan, which information was submitted on August 24, 2022. On September 27, 2022, the CA DOI requested additional information on the 2022 RBC Plan, which information was submitted on October 13, 2022. The CA DOI may accept Crusader’s revised 2022 RBC Plan to correct the conditions that lead to the 2022 Company Action Event, or it may request that an additional revised plan be submitted, or it may take no action with respect to the 2022 RBC Plan. Depending on the scope and nature of any such requests from the CA DOI, regarding the 2022 RBC Plan the Company and Crusader may not be able to implement certain corrective actions, including the potential infusion of capital to Crusader. The Company continues to be engaged in discussions with the CA DOI on various strategic alternatives to address the RBC issues, including a potential loss portfolio transfer by Crusader. On December 30, 2022  Crusader supplemented  its 2022 RBC Plan to address the changes in its investment portfolio and decrease in its statutory policyholder surplus at September 30, 2022.

Another liquidity risk faced by the Company is adverse development of Crusader’s loss and loss adjustment expense reserves. Based on the Company’s current loss and loss expense reserves and expected current and future payments, the Company believes that Crusader’s loss and loss adjustment expense are adequate to address anticipated claims. However, no assurance can be given that the Company’s estimate of ultimate loss and loss adjustment expense reserves will be sufficient.

Crusader has a significant amount of cash, restricted cash, cash equivalents, and investments as a result of its holdings of unearned premium reserves, its reserves for loss and loss adjustment expense payments and its capital and surplus. Crusader’s loss and loss adjustment expense payments are the most significant cash flow requirement of the Company. These payments are continually monitored and projected to ensure that the Company has the liquidity to cover these payments. Cash, restricted cash, and investments (at amortized cost) of Crusader at September 30, 2022, were $60,825,824 compared to $91,831,832 at December 31, 2021.

Crusader’s cash, cash equivalents, and investments were 100% and 99% of the total cash and investments (at amortized cost) held by the Company for both September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, all of the Company’s investments are in U.S. Treasury securities, FDIC insured certificates of deposit, corporate fixed maturity securities, agency mortgage-backed securities, and short-term investments. All of the Company’s investments, except for the certificates of deposit, are readily marketable.

The composition of Company’s investment portfolio is as follows:

	September 30, 2022		December 31, 2021
		Fair	Amortized	Fair
	Cost(1)	Value	Cost	Value
Fixed maturities:
U.S. Treasury securities	$3,177,903	$3,177,903	$6,278,764	$6,309,805
Corporate securities	29,868,309	29,868,309	44,370,193	45,249,973
Agency mortgage-backed securities	14,074,383	14,074,383	20,569,448	20,853,627
Certificates of deposit	300,000	300,000	300,000	300,000
Total fixed maturity investments	47,420,595	47,420,595	71,518,405	72,713,405
Equity securities	-	-	3,532,026	4,131,153
Short-term investments	100,000	100,000	1,154,750	1,154,750
Total investments	$47,520,595	$47,520,595	$76,205,181	$77,999,308

(1) On September 30, 2022, the Company recorded an intent-to-sell impairment loss of $4,447,570 on its fixed maturities, available-for-sale portfolio and a new cost basis for these securities was established.

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

As of September 30, 2022 and December 31, 2021, five securities and six securities, respectively, were held as collateral with Comerica, pursuant to the Reinsurance Trust Agreement among Crusader, USIC and Comerica to secure payment of Crusader’s liabilities and performance of its obligations under the Reinsurance Agreement with USIC. The estimated fair value and amortized cost of these securities was $7,612,474 and $7,612,474 on September 30, 2022, respectively, and $8,243,758 and $8,162,053 on December 31, 2021, respectively.

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

The Company has remaining authority under the 2020 Program to repurchase up to $4,995,406 of the currently outstanding shares of the Company’s common stock as of September 30, 2022. The Company has retired or will retire all stock repurchased under the 2020 Program and 2008 Program. Effective January 2022, the Company suspended its 2020 Program and ceased any further repurchases of its shares from stockholders of the Company.

The Company reported $26,954,531 net cash used by operating activities for the nine months ended September 30, 2022, compared to $111,442 net cash used by operating activities for the nine months ended September 30, 2021. Fluctuations in cash flows from operating activities relate to changes in loss and loss adjustment expense payments, unearned premium holdings, and the timing of the collection and the payment of insurance-related receivables and payables. The variability of the Company’s losses and loss adjustment expenses is due primarily to its small population of claims which may result in greater fluctuations in claim frequency and/or severity.

Crusader’s statutory capital and surplus as of September 2022 was $14,972,592, a decrease of $7,521,862 (-33%) compared to $22,494,454 as of December 31, 2021. The decrease is a result of Crusader being put into runoff and the cessation of writing new policies in September 2021, renewal policies on December 8, 2021 and the intent-to-sell impairment of $4,447,570 as of September 30, 2022 form the investment portfolio of Crusader.

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

RESULTS OF OPERATIONS

All comparisons made in this discussion compare the three and nine months ended September 30, 2022, to the three and nine months ended September 30, 2021, unless otherwise indicated. Because Crusader has been placed into runoff, some of the financial metrics will not be comparable now or in the future.

For the three months ended September 30, 2022 compared to the same period in 2021, total revenues decreased $11,125,538 (-129%)  to ($2,529,890), and for the nine months ended September 30, 2022 compared to the same period in 2021, total revenues decreased $20,910,967 (-74%) to $7,288,941. The decrease in revenues for the nine months ended September 30, 2022 compared to the same period in 2021 is due to Crusader’s operations being placed in runoff, which began in September of 2021, coupled with the intent-to-sell impairment loss.  The Crusader owned building was sold in February 2021, which resulted in a $3,693,858 realized gain. For the three months ended September 30, 2022 there were no net unrealized investment gains on equity securities compared to $147,722 in net unrealized investment losses on equity securities during the three months ended September 30, 2021. For the nine months ended September 30, 2022, there were no unrealized investment gains on equity securities compared to $18,559 in net unrealized investment gains on equity securities during the nine months ended September 30, 2021.

For the three months ended September 30, 2022 and September 30, 2021, the Company had net loss before taxes of $5,682,927 and net loss before taxes of $2,450,619, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company had a loss before taxes of $8,587,527 and loss before taxes of $1,339,114, respectively. For the three months ended September 30, 2022 and September 30, 2021, the Company had net loss of $5,046,323 compared to a net loss of $2,510,198, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company had net loss of $8,845,164 compared to a net loss of $1,649,305, respectively. When compared to the nine months ended September 30, 2021, the change was due primarily to the $15,874,316 (-59%) decrease in the insurance company revenue and decrease in total expenses of $13,662,553 (-46%). As a result of the runoff of Crusader, revenues and losses in future periods may not be comparable to past periods because Crusader ceased writing new policies in September 2021 and ceased renewing policies as of December 8, 2021.

The effect of inflation on the Company for the nine months ended September 30, 2022 was significant. As our Company’s portfolio securities are primarily comprised of fixed income instruments, the fair value of these fixed income instruments will typically decrease in an inflationary environment as yields increase. Also, employee salary and employee benefits expense increases tend to be higher than normal than in inflationary times.

Crusader premium

Crusader’s primary lines of business are CMP policies. These policies represented approximately 100% and 99.7% of Crusader’s total written premium for the nine months ended September 30, 2022, and 2021, respectively. These policies represented approximately 100% and 99.9% of Crusader’s total written premium for the three months ended September 30, 2022, and 2021, respectively.

Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements decreased to $(239,983), compared to $34,729,771 for the nine months ended September 30, 2021. The decrease in gross written premium was attributable to Crusader’s operations now being in runoff and policy cancellations. Gross written premium (direct and assumed written premium before cessions to reinsurers under reinsurance treaties) reported on Crusader’s statutory financial statements decreased to $(37,579), compared to $12,680,108 for the three months ended September 30, 2021. The decrease in gross written premium was attributable to Crusader’s operations now being in runoff.

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

Gross earned premium

Gross earned premium decreased $9,264,422 (-85%) to $1,621,122 and decreased $16,140,491 (-54%) to $14,007,170, respectively for the three and nine months ended September 30, 2022, compared to $10,885,544 and $30,147,662 for the three and nine months ended September 30, 2021. Historically, and prior to Crusader being placed into runoff, all policies were written on an annual basis. Earned premium represents a portion of written premium that is recognized as income in the condensed consolidated financial statements for the period presented and earned daily on a pro-rata basis over the terms of the policies, and, therefore, premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The decrease in gross earned premium was due primarily to decrease in the gross written premium as a result of the Crusader runoff.

As a result of the runoff of Crusader, the gross earned premium is expected to gradually decrease over time. Crusader does not expect any gross earned premium in 2023.

Ceded earned premium

Ceded earned premium (premium ceded to reinsurers under reinsurance treaties) decreased $2,690,819 (-86%) and $4,900,311 (-55%) to $457,103 and $3,938,220 for the three and nine months ended September 30, 2022, respectively, compared to $3,147,922 and $8,838,532 for the three and nine months ended September 30, 2021, respectively. Ceded earned premium as a percentage of gross earned premium was 28% for the three and nine months ended September 30, 2022, respectively, and 29% for the three and nine months ended September 30, 2021. The decrease in the ceded earned premium as a percentage of gross earned premium for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was due primarily to a reduction of premiums ceded to reinsurers related to the Company excess of loss treaties.

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

Crusader evaluates each of its ceded reinsurance contracts at its inception to determine if there is a sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. As of September 30, 2022, all such ceded contracts are accounted for as risk transfer reinsurance.

A tabular presentation of Crusader’s direct, assumed, ceded and net earned premium is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Direct earned premium	$1,446,645	$10,184,451	$12,333,899	$29,149,775
Assumed earned premium	174,477	701,093	1,673,271	997,887
Ceded earned premium	(457,103)	(3,147,922)	(3,938,220)	(8,838,532)
Net earned premium	$1,164,019	$7,737,622	$10,068,950	$21,309,130
Ratio of ceded earned premium to gross earned premium (direct and assumed earned premium)	28%	29%	28%	29%

Net Investment Income, Net Realized Gains and Losses, and Net Unrealized Investment Losses on Equity Securities

Investment income decreased $190,266 (-45%) and $523,290 (-36%) to $236,978 and $947,556 for the three and nine months ended September 30, 2022, compared to $427,244 and $1,470,846 for the three and nine months ended September 30, 2021. This decrease in investment income was due primarily to a smaller overall portfolio than in 2022 as investments were sold to pay claims and for operational uses. In 2022, our third-party investment advisor was instructed by management to not invest in matured bonds or dividends so the portfolio remains relatively liquid, which will limit net investment income. For the three and nine months ended September 30, 2022, the Company recorded an intent-to-sell impairment loss of $4,447,570 as a reduction to the amortized cost of fixed maturities, available-for-sale. The unrealized losses on all securities as of December 31, 2021 were determined to be temporary. The Company had $4,188,007 in net realized losses and $4,658,073 in net realized losses for the three and nine months ended September 30, 2022, respectively, compared to net realized gains of $57,173 and $3,912,840, respectively, for the three and nine months ended September 30, 2021. The Company did not own any equity securities and therefore had no net unrealized investment gains on equity securities for the three and nine months ended September 30, 2022, compared to net unrealized losses of $147,722 and gains of $18,559, respectively, for the three and nine months ended September 30, 2021.

Average yields on the Company’s average invested assets and investment income, excluding net realized investment gain and losses and net unrealized investment losses on equity securities, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Average invested assets (1) – at amortized cost	$53,322,367	$89,173,860	$61,812,888	$83,570,810
Net investment income from:
Invested assets (2)	$228,988	$427,222	$939,527	$1,470,405
Invested Cash	7,990	22	8,029	441
Total investment income	$236,978	$427,244	$947,556	$1,470,846
Average yield on average invested assets (3)	1.7%	1.9%	4.6%	2.3%

(1)	The average is based on the beginning and ending balance of the amortized cost of the invested assets for each respective period.

(2)

Investment income from insurance company operation included $109,277 and $183,903 of investment expense for the three and nine months ended September 30, 2022, compared to $38,855 and $110,887 of investment expense for the three and nine months ended September 30, 2021, respectively.

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

The amortized cost, estimated fair value (adjusted for YTD unrealized gains and losses) and weighted average yield of fixed maturity investments by contractual maturity are as follows:

			Weighted
			Average
Maturities by Year at September 30, 2022	Cost(1)	Fair Value	Yield

Due in one year	$11,732,546	$11,732,546	1.82%
Due after one year through five years	12,343,370	12,343,370	2.68%
Due after five years through ten years	12,586,173	12,586,173	2.50%
Due after ten years and beyond	10,758,506	10,758,506	2.75%
Total	$47,420,595	$47,420,595	2.45%

(1) On September 30, 2022, the Company recorded an intent-to-sell impairment loss for $4,447,570 on its fixed maturities, available-for sale portfolio and a new cost basis for these securities was established.

			Weighted
	Amortized		Average
Maturities by Year at December 31, 2021	Cost	Fair Value	Yield

Due in one year	$15,758,755	$15,875,423	2.21%
Due after one year through five years	19,349,200	19,681,599	1.80%
Due after five years through ten years	19,335,034	19,832,093	2.39%
Due after ten years and beyond	17,075,416	17,324,290	2.35%
Total	$71,518,405	$72,713,405	2.18%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The weighted average maturity of the Company’s fixed maturity investments was 3.1 years as of September 30, 2022, and 6.7 years as of December 31, 2021.

A summary of estimated fair value, gross unrealized losses, and number of securities in a gross unrealized loss position by the length of time in which the securities have continually been in that position is shown below:

	Less than 12 Months			12 Months or Longer
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
December 31, 2021	Fair Value	Losses	Securities	Fair Value	Losses	Securities
U.S. Treasury securities	$481,875	$(15,785)	1	$476,016	$(20,690)	1
Corporate securities	13,152,240	(128,502)	15	1,179,235	(68,006)	1
Agency mortgage-backed securities	5,086,187	(43,019)	8	471,479	(25,268)	1
Total debt securities	18,720,302	(187,306)	24	2,126,730	(113,964)	3
Equity securities	665,100	(55,156)	18	76,454	(4,703)	3
Total	$19,385,402	$(242,462)	42	$2,203,184	$(118,667)	6

The fair value of the Company’s investment portfolio at September 30, 2022 was significantly impacted by higher market interest rates caused by the tightening of monetary policy by the Federal Reserve and the economic impact of Russia’s invasion of Ukraine.

The Company closely monitors its investments. If an unrealized loss is determined to be other-than-temporary, it is written off as a realized loss through the Condensed Consolidated Statements of Operations. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. The Company will record an "intent-to-sell impairment" as a reduction to the amortized cost of fixed maturities, Available-For-Sale in an unrealized loss position if the Company intends to sell or it is more likely than not that the Company will be required to sell the fixed maturity before a recovery in value. A corresponding charge is recorded in net realized losses equal to the difference between the fair value and the amortized cost basis of the fixed maturity before recognizing the impairment. For the three and nine months ended September 30, 2022, the Company recorded an intent-to-sell impairment loss of $4,447,570 as a reduction to the amortized cost of fixed maturities, available-for-sale. The unrealized losses on all securities as of December 31, 2021 were determined to be temporary. The Company may sell investment securities from time to time in response to cash flow requirements, economic, regulatory, and/or market conditions or investment securities may be called by their issuers prior to the securities’ maturity

The fixed maturity securities previously held by the Company were sold and called prior to maturity as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Fixed maturities securities sold	2022	2021	2022	2021
Number of securities sold	2	-	2	3
Amortized cost of sold securities	$1,492,890	$-	$1,492,890	$2,193,393
Realized (losses) gains on sales	$(13,132)	$-	$(13,132)	$710

Fixed maturities securities called
Number of securities called	-	4	7	7
Amortized cost of called securities	$0	$2,929,834	$4,194,899	$5,323,613
Realized gains (losses) gains on calls	$-	$166	$101	$(18,613)

The unrealized gains or losses from fixed maturities are reported as “Accumulated other comprehensive income or loss,” which is a separate component of stockholders’ equity, net of any deferred tax effect.

Other income

Other income included in Insurance Company Revenues and Other Insurance Operations was $19,749 and $145,731 for the three and nine months ended September 30, 2022, compared to $95,325 and $123,585 for the three and nine months ended September 30, 2021.

Gross commissions and fees

Gross commissions and fees decreased 148,177 (-38%) and $456,963 (-37%) to $237,371 and $777,757 for the three and nine months ended September 30, 2022, respectively, compared to gross commissions and fees of $385,548 and $1,234,720 for the three and nine months ended September 30, 2021, respectively.

The comparison in gross commission and fee income for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30			Nine Months Ended September 30
	2022	(Restated) 2021	Change	2022	(Restated) 2021	Change

Brokerage fee income	$28,332	$46,018	$(17,686)	$221,938	$352,335	$(130,397)
Health insurance program	198,936	323,121	(124,185)	527,944	838,132	(310,188)
Membership and fee income	10,103	16,409	(6,306)	27,875	44,253	(16,378)
Gross commissions and fees	$237,371	$385,548	$(148,177)	$777,757	$1,234,720	$(456,963)

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

Brokerage fee income decreased $17,686 (-38%) and $130,397 (-37%) in the three and nine months ended September 30, 2022, compared to $46,018 and $352,335 for the three and nine months ended September 30, 2021, due primarily to reduction in policy counts. As a result of Crusader’s entering into runoff, the brokerage fee income, which is generated from production of Crusader and USIC insurance policies, is expected to gradually decrease over time. The Company does not expect any brokerage fee income in 2023.

American Insurance Brokers, Inc., (“AIB”) marketed health insurance in California through non-affiliated insurance companies for individuals and groups. For these services, AIB received commissions based on the premiums that it wrote. Commission income of $198,936 and $527,944 decreased $124,185 (-38%) and decreased $310,188 (-37%) for the three and nine months ended September 30, 2022, respectively, compared to $323,121 and $838,132 for the three and nine months ended September 30, 2021. The decrease in the commissions during the three and nine months ended September 30, 2022, was due to the decrease in override commissions for health and life business and a decrease in commission income from individual, group, and other health and life policies. In October 2022, Unico’s subsidiaries, AIB, Insurance Club, Inc. and National Insurance Brokers, Inc., sold substantially all of their assets and business, which comprised Unico’s life and health business.

AAQHC is a third-party administrator for contracted insurance companies and is a membership association that provides various consumer benefits to its members, including participation in group health care insurance policies that AAQHC negotiates for the association. For these services, AAQHC receives membership and fee income from its members. Membership and fee income of $10,103 and $27,875 decreased $6,306 (-38%) and decreased $16,378 (-37%) for the three and nine months ended September 30, 2022 respectively, compared to $16,409 and $44,253, respectively for the three and nine months ended September 30, 2021. The decrease in the membership and fee income during the three and nine months ended September 30, 2022, is due primarily to the cancellation of a few large groups.

Finance charges and fees earned

Effective August 8, 2021, the Company decided to discontinue loan issuance through AAC. Finance charges and fees earned consist of finance charges, late fees, returned check fees and payment processing fees. These charges and fees earned by AAC decreased $40,458 (-100%) and $123,208 (-95%) to $0 and $7,020 for the three and nine months ended September 30, 2022, compared to $40,458 and $130,228, respectively, in fees earned during the three and nine months ended September 30, 2021, due primarily to the discontinuation of loan issuance through AAC in August 2021. During the three and nine months ended September 30, 2022, AAC issued no loans and had 5 loans outstanding as of September 30, 2022. During the three and nine months ended September 30, 2021, AAC issued 131 and 563 loans, respectively, and had 572 loans outstanding as of September 30, 2021. AAC provided premium financing for Crusader and USIC policies produced by Unifax in California. The Company continued servicing existing loans through their expiration in June 2022.

Losses and loss adjustment expenses

Loss and loss adjustment expenses are the Company’s largest expense item. The loss ratio, which is calculated by dividing losses and loss adjustment expenses by net earned premium, was 114% and 102% for the three and nine months ended September 30, 2022, compared to 89% and 87% for the three and nine months ended September 30, 2021. The loss ratio is expected to increase as the Company settles additional claims and net earned premium continues to decrease.

Losses and loss adjustment expenses and loss ratios are as follows:

	Three Months Ended September 30
		Loss		Loss
	2022	Ratio	2021	Ratio	Change

Net earned premium	$1,164,019		$7,737,622		$(6,573,603)
Losses and loss adjustment expenses:
Provision for insured events of current year	1,164,019	100%	8,017,701	104%	(6,853,682)
Development of insured events of prior years	164,328	14%	(1,165,803)	(15)%	1,330,131
Total losses and loss adjustment expenses	$1,328,347	114%	$6,851,898	89%	$(5,523,551)

	Nine Months Ended September 30
		Loss		Loss
	2022	Ratio	2021	Ratio	Change

Net earned premium	$10,068,950		$21,309,130		$(11,240,180)
Losses and loss adjustment expenses:
Provision for insured events of current year	10,068,950	100%	20,529,747	96%	(10,460,797)
Development of insured events of prior years	239,285	2%	(2,007,929)	(9)%	2,247,214
Total losses and loss adjustment expenses	$10,308,235	102%	$18,521,818	87%	$(8,213,583)

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

The $1,164,019 provision for insured events of current year for the three months ended September 30, 2022, was $6,853,682 less than the $8,017,701 provision for insured events of current year for the three months ended September 30, 2021, because there are less policies and premiums. The loss ratios in the third quarter were comparable at 100% and 104% for the three months ended September 30, 2022 and September 30, 2021, respectively. There was adverse loss development of $164,328 for the prior accident years for the three months ended September 30, 2022 compared to favorable development of $1,165,803 due primarily to increases in direct IBNR associated with the Transportation business.

The $10,068,950 provision for insured events of current year for the nine months ended September 30, 2022, was $10,460,797 less than the $20,529,747 provision for insured events for the nine months ended September 30, 2021, due primarily to decreases in the amount of premiums written and policies in force. The loss ratio for the current accident year is recorded at 100% which is 4% higher than the prior comparable period. The prior accident years’ experience has been in line with the IBNR expectations at the end of September 30, 2022 with only $239,285 of prior accident years’ development, compared to favorable development for the period ended September 30, 2021.

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

Crusader has no claims related to civil unrest through September 30, 2022.

The following table breaks out adverse (favorable) development from total losses and loss adjustment expenses quarterly since September 30, 2020:

		Adverse
		(Favorable)
	Provision for	Development	Total Losses
	Insured	of Insured	and Loss
	Events of	Events of	Adjustment
	Current Year	Prior Years	Expenses
Three Months Ended:
September 30, 2022	$1,164,019	$164,328	$1,328,347
June 30, 2022	2,783,820	(635,436)	2,148,384
March 31, 2022	6,121,111	710,393	6,831,504
December 31, 2021	6,290,918	1,160,104	7,451,022
September 30, 2021	8,017,701	(1,165,803)	6,851,898
June 30, 2021	5,754,482	330,225	6,084,707
March 31, 2021	6,757,564	(1,172,351)	5,585,213
December 31, 2020	6,758,848	(202,270)	6,556,578
September 30, 2020	9,385,389	7,934,662	17,320,051

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

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021	Change	2022	2021	Change
Policy acquisition costs	$(145,899)	$1,951,053	$(2,096,952)	$(353,275)	$4,078,563	$(4,431,838)
Ratio to net earned premium (GAAP ratio)	-13%	25%		-4%	19%

Policy acquisition costs decreased during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, due to the cessation of underwriting operations, which resulted in an overall decrease in the ratio for nine months ended September 30, 2022. The Company expensed all of its capitalized expenses in the first quarter of 2022. The decrease in the acquisition costs is a result of cancelled policies, which we receive a refund of the ceded commission, and the payment of premium taxes, which are paid a year in advance.

As a result of the runoff of Crusader, policy acquisition costs, which are related to production of Crusader insurance policies, are expected to gradually decrease over time. The Company does not expect any policy acquisition costs in 2023.

Salaries and employee benefits

Salaries and employee benefits decreased $1,145,898 (-98%) to $26,046 and $2,369,747 (-68%) to $1,135,918 for the three and nine months ended September 30, 2022, compared to $1,171,944 and $3,505,665 for the three and nine months ended September 30, 2021, respectively, because there are fewer employees as the Company is in runoff.

Salaries and employee benefits incurred and charged to operating expenses are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021	Change	2022	2021	Change

Total salaries and employee benefits incurred	$1,138,361	$2,283,485	$(1,145,124)	$4,617,774	$6,607,768	$(1,989,994)

(Less) charged to losses and loss adjustment expenses	(1,112,315)	(803,902)	(308,413)	(3,481,856)	(1,965,895)	(1,515,961)
Less: capitalized to policy acquisition costs	-	(307,639)	307,639	-	(967,891)	967,891
Less: charged to IT system upgrade	-	-	-	-	(168,317)	168,317
Net amount charged to operating expenses	$26,046	$1,171,944	$(1,145,898)	$1,135,918	$3,505,665	$(2,369,747)

The decrease in the total salaries and employee benefits incurred for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was due primarily to reductions in headcount of non-claims personnel, partially offset by increases in employee benefits costs as a result of higher medical insurance rates.

As a result of the runoff of Crusader, salaries and employee benefits are expected to decrease over time as the Company reduces its employee headcount to adequately support the diminished operations. The decrease in the salaries and employee benefits is expected to be partially offset by costs of severance paid to terminated employees and retention bonuses paid to remaining employees.

Commissions to agents/brokers

Commissions to agents/brokers (not including commissions on Crusader and USIC policies that are reflected in policy acquisition costs) are generally related to gross commission income from the health insurance program. Commissions to agents/brokers on the health insurance program decreased $7,836 (-39%) and $4,394 (-7%) to $12,186 and $56,630 for the three and nine months ended September 30, 2022, compared to $20,022 and $61,024 for the three and nine months ended September 30, 2021.

Other operating expenses

Other operating expenses increased $881,007 (84%) to $1,932,357 and $1,357,008 (40%) to $4,728,960 for the three and nine months ended September 30, 2022, respectively, compared to $1,051,350 and $3,371,952, respectively, for the three and nine months ended September 30, 2021. The total expenses increase in the current period compared to the comparable period was primarily due to increases in regulatory legal fees paid to attorneys and examination fees paid to the CA DOI partially offset by a decrease in lease expense.

Income tax expense

Income tax benefit was $636,604 (-11% of pre-tax loss) and income tax expense was $257,637 (3% of pre-tax loss) for the three and nine months ended September 30, 2022, respectively. This compared to a tax expense of $59,579 (2% of pre-tax loss) and $310,191 (23% of pre-tax loss) for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022 and December 31, 2022, the Company had deferred tax assets of $10,144,183 and $8,584,487 generated from $48,305,638 and $40,878,510, respectively, of federal net operating loss carryforwards that will begin to expire in 2035 and deferred tax assets of $2,499,635 and $2,509,115 generated from state net operating loss carryforwards which begin to expire in 2028. In connection with the preparation of its condensed consolidated financial statements, the Company periodically performs an analysis of future income projections to determine the adequacy of the valuation allowance. In light of the net losses that were generated in recent years, and for the periods ended September 30, 2022 and December 31, 2021, the Company has established a full valuation allowance against all deferred tax assets for the periods ended September 30, 2022 and December 31, 2021 in the amount of $12,643,818 and $11,093,602, respectively, and in management’s judgement they will not more-likely-than-not be realized.

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

In connection with the filing of this Form 10-Q for the period ended September 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in internal control over financial reporting described below.

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO and CFO, identified the following that was concluded to represent a material weakness in the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of September 30, 2022.

Over a period of multiple years, (i) Unifax did not comply with the requirements of the CIC to hold premium trust funds in separate accounts or segregate such funds in accordance with the CIC; (ii) the funds in question were improperly transferred to an operating account of Unifax and were subsequently transferred to a Unico operating account, and (iii) the funds in question were utilized by Unico and its consolidated subsidiaries for general corporate purposes. This resulted in a Premium Trust Deficiency and a noncompliance by the Company and its subsidiaries with the contractual requirements of the affiliate agreement between Unifax and Crusader, and also resulted in certain immaterial errors in our financial statements previously filed with the SEC related to restricted cash and restricted funds.

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

As of September 30, 2022, management recorded an intent-to-sell impairment loss that was identified by the independent public accountants and is considered to be a further indication of a material weakness in internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

As described above, there were and continue to be changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have and may have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2021, ten policyholders sued Crusader in a putative class action entitled Anchors & Whales LLC et al. v. Crusader Insurance Company, Superior Court of the State of California for the County of San Francisco (CGC-21-590999). The action alleges that Crusader wrongly denied claims for business interruption coverage made by bars and restaurants related to the COVID-19 pandemic and related government orders that limited or halted operations of bars and restaurants. The action further alleges that Crusader acted unreasonably in denying the claims, and it seeks as damages the amounts allegedly due as contract benefits under the insurance policies, attorneys’ fees and costs, punitive damages, and other unspecified damages. The lawsuit alleges a putative class of all bars and restaurants in California that were insured by Crusader for loss of business income, who made such a claim as a result of “one or more Governmental Orders and the presence of the COVID-19 virus on the property,” and whose claim was denied by Crusader. On October 1, 2021, Crusader was granted its motions on the pleadings without leave to amend and the lawsuit was dismissed. On December 15, 2021, Anchors & Whales LLC filed a notice of appeal with California Court of Appeals, 1st Appellate District, Division 2 (A164412). Crusader has filed a respondent brief and plaintiffs have filed their reply brief.  The appeals court will schedule oral arguments, but there is no definite time frame for the court to do so.  Counsel opines that this will occur with the next six months. The Company cannot predict whether the action of the Superior Court in dismissing the lawsuit against Crusader without leave to amend will be affirmed by the actions of the Court of Appeals.

On May 9, 2022, Donald Esparza filed an action in the Superior Court of California, County of Los Angeles, against the Company, Michael Budnitsky and Steven L. Shea (22VECV00627) relating to the termination of the employment of Mr. Esparza by the Company. The action is entitled Donald Esparza v. Unico American Corporation, Michael Budnitsky and Stephen Shea. The action alleged that the Company (i) failed to timely pay wages upon termination of employment in violation of the California Labor Code, (ii) failure to provide accurate itemized wage statements in violation of the California Labor Code, (iii) violated the California unfair competition law by the forgoing alleged violations of the California Labor Code; and (iv) failure to provide the personnel file of Mr. Esparza after written demand in violation of the California Labor Code. The action sought general and statutory damages, including without limitation lost wages, back pay, front pay, and lost earning capacity; special damages, statutory penalties and other relief, including reasonable attorneys’ fees. The employment of Mr. Esparza, a former officer, director and employee of Crusader, was terminated in connection with a reduction in force of employees in connection with the runoff of Crusader. Defendant Budnitsky is a former officer of the Company and Crusader. Defendant Shea is the current Chairman of the Board, President and Chief Executive Officer of the Company and Crusader. The lawsuit was resolved with the Company and Mr. Esparza entering into a confidential settlement with a full release of all claims.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2021 Form 10-K/A, as supplemented by the risk factors discussed in Part I, Item 1A, "Risk Factors" of the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the "Q1 Form 10-Q") and the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2022 (the "Q2 Form 10-Q"), which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K/A, Q1 Form 10-Q and Q2 Form 10-Q not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in the Company's 2021 Form 10-K/A, the Q1 Form 10-Q and the Q2 Form 10-Q, there have been no material changes to the risk factors disclosed in the Company’s 2021 Form 10-K/A, Q1 Form 10-Q and Q2 Form 10-Q.

High inflation levels could have adverse consequences for the Company, the insurance industry and the U.S. economy generally.

The U.S. economy is currently experiencing increasing levels of inflation, which creates a heightened level of risk for the Company, the insurance industry and the U.S. economy generally. Rising inflation may impact the reliability of the Company's loss reserve estimates and may create additional volatility in the fair value of its investments. The U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk.  Rising interest rates could have an adverse impact on the fair market value of the Company's investment portfolio, which could adversely affect the Company's financial results.

Additionally, regulatory agencies, such as various state Departments of Insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation. There can be no assurance that inflation rates will not continue to escalate in the future or that measures adopted or that may be adopted by the U.S. government or the Federal Reserve to control inflation will be effective or successful. Continuing significant inflation could have a prolonged effect on the U.S. economy and could in turn increase the Company's operating and loss costs due to higher labor and other costs, and may negatively affect its business, financial condition and results of operations.

The Company’s earnings and the value of its investment portfolio may be affected by changes in interest rates.

Investment income is an important component of the Company’s revenues and net income.  The ability to achieve investment objectives is affected by factors that are beyond the Company’s control.  Many of the instruments in which the Company may invest are subject to interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  Any significant decline in investment income as a result of falling interest rates or general market conditions may have an adverse effect on net income and, as a result, on the Company’s stockholders’ equity and statutory surplus.  Additionally, changes in interest rates affect the carrying value of the Company's fixed maturity investments.  Rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting the Company's book value, stockholders' equity and statutory surplus.  This risk is exacerbated by the likelihood that the Company will need to liquidate a portion of its investments to service claims and otherwise fund its ongoing operations, in which case such unrealized losses would be converted to realized losses.

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

101

The following information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Unaudited Condensed Consolidated Financial Statements.*

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

UNICO AMERICAN CORPORATION

Date: January 23, 2023	By:	/s/ Steven Shea
Steven Shea
Chief Executive Officer, President,
(Principal Executive Officer)

Date: January 23, 2023	By:	/s/ Jennifer Ziegler
Jennifer Ziegler
Treasurer, Chief Financial Officer,
(Principal Accounting Officer
and Principal Financial Officer)

